Form 10QSB
period 1996-03-31
INSTANT VIDEO TECHNOLOGIES INC
filed 1997-01-27
CIK 865753

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended MARCH 31, 1996

                                       OR

[    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934.

          For the transition period from _______, 19__ to ______, 19__.

                       Commission File Number: 33-35580-D

                        INSTANT VIDEO TECHNOLOGIES, INC.
                      (Exact Name of Small Business Issuer
                          as Specified in its Charter)

DELAWARE                                           84-1141967
(State or Other Jurisdiction of                  (I.R.S. Employer Identi-
Incorporation or Organization)                    fication Number)

                          500 SANSOME STREET, SUITE 503
                         SAN FRANCISCO, CALIFORNIA 94111
           Address of Principal Executive Offices, Including Zip Code

                                 (415) 391-4455
                (Issuer's Telephone Number, Including Area Code)

                                       N/A
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    _       YES               X        NO
                                                              -

There were 4,600,695 shares of the Issuer's $.00001 par value common stock outstanding as of April 15, 1996.

                        INSTANT VIDEO TECHNOLOGIES, INC.
                                   FORM 10-QSB

                                      INDEX

Part I:   Financial Information                                         Page No.

Item 1.           Financial Information:

                  Unaudited Consolidated Balance Sheets -
                  March 31, 1996 and December 31, 1995.................... 3-4

                  Unaudited Consolidated Statements of Operations -
                  Three and Nine Months Ended March 31, 1996 and 1995        5

                  Unaudited Consolidated Statement of Cash Flows -
                  Three and Nine Months ended March 31, 1996 and 1995      6-7

                  Notes to Unaudited Consolidated Financial
                  Statements..............................................   8

Item 2.           Management's Discussion and Analysis
                    or Plan of Operation..................................   9

Part II:          Other Information.......................................  11

                  Item 1. Legal Proceedings...............................  11

                  Item 2. Changes in Securities...........................  11

                  Item 3. Defaults Upon Senior Securities.................  11

                  Item 4. Submission of Matters to a Vote
                              of Security Holders.........................  11

                  Item 5. Other Information...............................  11

                  Item 6. Exhibits and Reports on Form 8-K................  12

                              Signatures..................................  15

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Certain information in this Report includes forward-looking statements within the meaning of applicable securities laws that involve substantial risks and uncertainties including, but not limited to, market acceptance of the Company's products and new technologies, the sufficiency of financial resources available to the Company, economic, competitive, governmental and technological factors affecting the Company's operations, markets, services and prices, and other factors described in this Report and in prior filings with the Securities and Exchange Commission. The Company's actual results could differ materially from those suggested or implied by any forward-looking statements as a result of such risks.

                 INSTANT VIDEO TECHNOLOGIES, INC. AND SUBSIDIARY

                 Unaudited Condensed Consolidated Balance Sheets

                        Assets

                                                                             March 31, 1996            December 31, 1995
                                                                             --------------            -----------------
        Current assets:

           Cash and cash equivalents                                            $   43,438                $    4,346

           Accounts receivable                                                     200,000                      -

           Prepaid expenses                                                         47,200                    25,161
                                                                                 ---------                 ---------


               Total current assets                                                290,638                    29,507
                                                                                 ---------                 ---------

        Deferred costs                                                              42,282                       -

        Property and equipment, net                                                 53,812                    50,176

        Patents, net                                                               141,404                   143,991

        Goodwill, net                                                                4,779                     5,362

        Trademark, net                                                                 462                       507

        Deposits                                                                     9,312                     9,312
                                                                                 ---------                 ---------


                                                                                $  542,689                $  238,855
                                                                                 =========                 =========

Liabilities and Shareholders' Equity (Deficit)

                                                                                 March 31, 1996             December 31, 1995
                                                                                 --------------             -----------------
    Current liabilities:

       Bank line of credit                                                            $   200,000               $   250,000

       Credit facility, related party                                                       8,750                    28,750

       Convertible notes payable                                                          195,821                   241,305

       Notes payable, other                                                                  -                      100,993

       Deferred revenue                                                                   389,902                   159,032

       Accounts payable                                                                   162,550                   322,280

       Accrued payroll and taxes                                                          131,252                   226,059

       Accrued interest                                                                    72,714                    76,493
                                                                                       ----------                ----------

          Total current liabilities                                                     1,160,989                 1,404,912
                                                                                       ----------                ----------

    Convertible notes payable                                                             141,000                   141,000
                                                                                       ----------                ----------

    Shareholders' Equity (Deficit):

       Preferred stock

           Series D                                                                             9                         9
           Series E                                                                             5                         5
           Series F                                                                             9                         -

       Common stock                                                                            45                        45

       Additional paid-in capital                                                       5,855,455                 5,005,464

       Accumulated deficit                                                             (6,614,823)               (6,312,580)
                                                                                       ----------                ----------

          Net Shareholders' Equity (Deficit)                                           (  759,300)               (1,307,057)
                                                                                       ----------                ----------

                                                                                      $   542,689               $   238,855
                                                                                       ==========                ==========

                 INSTANT VIDEO TECHNOLOGIES, INC. AND SUBSIDIARY

            Unaudited Condensed Consolidated Statements of Operations

                                                                                            Three months ended March 31,
                                                                                             1996                    1995
                                                                                             ----                    ----
        Revenue                                                                         $  19,130                 $  18,380
                                                                                         --------                  --------

        Costs and expenses:

           Research and development                                                        36,300                       -
            31,435

           Project costs                                                                  235,000                       -

           Other general and administrative                                                29,158                   176,493
                                                                                         --------                  --------

                                                                                          300,458                   176,493
                                                                                         --------                  --------

               Net loss from operations                                                  (281,328)                 (158,113)
                                                                                         --------                  --------


        Other income (expense)

           Interest income                                                                    264                        26

           Interest expense                                                              ( 21,179)                 ( 23,506)
                                                                                         --------                  --------

                                                                                         ( 20,915)                 ( 23,480)
                                                                                         --------                  --------


               Net loss before income taxes                                              (302,243)                 (181,593)


        Income taxes                                                                         -                     (  1,600)
                                                                                         --------                  --------

               Net loss                                                                 $(302,243)                $(183,193)
                                                                                        =========                 =========

               Net loss per common share                                                $    (.07)                $    (.05)
                                                                                        =========                 =========

                INSTANT VIDEO TECHNOLOGIES, INC. AND SUBSIDIARY

 Unaudited Consolidated Statement of Changes in Shareholders' Equity (Deficit)
  For the Years ended December 31, 1995 and three months ended March 31, 1996

                                        Common Stock                   Preferred Stock
                              ------------------------------     ----------------------------       Additional
                              Number of                          Number of                            Paid-In        Accumulated
                               Shares              Amount         Shares             Amount           Capital          Deficit
                              ------------------------------     ----------------------------       -----------     --------------
Balance at December
 31, 1995..................   4,036,869             40            6,300,000            63            4,805,420        (5,855,947)

Collection of stock
 subscription..............          --             --                   --            --                   --                --
Conversion of debt
 to common stock...........     100,000              1                   --            --               99,999                --
Stock issued for cash......          --             --              100,000             1               99,999                --
Conversion of preferred
 stock to common...........     354,571              4           (4,964,000)          (50)                  46                --

Net Loss - 1995............          --             --                   --            --                   --        (  456,633)
                              ---------            ---           ----------           ---           ----------       -----------
Balance....................   4,491,440            $45            1,436,000           $14           $5,005,464       $(6,312,580)

Stock issued for cash......          --             --              850,000             9              849,994                --

Net income (loss)..........          --             --                   --            --                   --        (  302,243)
                              ---------            ---           ----------           ---           ----------       -----------
Balance....................   4,491,440            $45            2,286,000           $23           $5,855,458       $(6,614,823)
                              =========            ===           ==========           ===           ==========       ===========





                                 Stock               Total
                              Subscription        Shareholders'
                                Receivable      Equity (Deficit)
                              -------------     ----------------
Balance at December
 31, 1995..................    (225,000)        (1,275,424)

Collection of stock
 subscription..............     225,000            225,000
Conversion of debt
 to common stock...........          --            100,000
Stock issued for cash......          --            100,000
Conversion of preferred
 stock to common...........          --                 --

Net Loss - 1995............          --         (  456,633)
                              ---------        -----------
Balance....................   $      --        $(1,307,057)

Stock issued for cash......          --            850,000

Net income (loss)..........          --         (  302,243)
                              ---------        -----------
Balance....................          --        $(  759,300)
                              =========        ===========

                 INSTANT VIDEO TECHNOLOGIES, INC. AND SUBSIDIARY

            Unaudited Condensed Consolidated Statements of Cash Flows

                                                                                            Three months ended March 31,
                                                                                           1996                      1995
                                                                                           ----                      ----
        Cash flows from operating activities:

           Net loss                                                                    $( 302,243)               $( 183,193)

           Adjustments to reconcile net loss to net cash used in operating activities:

           Depreciation and amortization                                                   11,583                     9,289

           Amortization of deferred revenue                                             (  19,130)                (  17,380)

           Increase in receivables                                                      ( 200,000)                      -

           Increase in prepaid expenses                                                 (  22,039)                      -

           Increase in deferred costs                                                   (  42,282)                (  62,102)

           Decrease in accounts payable                                                 ( 159,730)                (  25,611)

           Increase (decrease) in accrued payroll and taxes                             (  94,807)                    5,330

           Decrease in accrued interest                                                 (   3,779)                (     669)

           Collection of license fees                                                     250,000                         -
                                                                                        ---------                 ---------

               Net cash used in operating activities                                    ( 582,427)                ( 274,336)
                                                                                        ---------                 ---------


        Cash flows from investing activities:

           Purchase of property and equipment                                           (   6,841)                (   2,279)

           Patent acquisition                                                           (   5,163)                (   1,894)
                                                                                        ---------                 ---------


               Net cash used in investing activities                                    (  12,004)                (   4,173)
                                                                                        ---------                 ---------

                 INSTANT VIDEO TECHNOLOGIES, INC. AND SUBSIDIARY

                                                                                            Three months ended March 31,
                                                                                           1996                     1995
                                                                                           ----                     ----
        Cash flows from financing activities:

           Collection of stock subscription                                                  -                      225,000

           Proceeds from sales of preferred stock                                         850,000                   100,000

           Repayment of debt                                                             (216,477)                 ( 89,265)
                                                                                         --------                  --------

               Net cash provided by financing activities                                  633,523                   235,735
                                                                                         --------                  --------


        Decrease in cash and cash equivalents                                              39,092                  ( 42,774)

        Cash and cash equivalents, beginning                                                4,346                    47,160
                                                                                         --------                  --------

        Cash and cash equivalents, ending                                               $  43,438                 $   4,386
                                                                                         ========                  ========

        Supplemental schedule of non-cash investing and financing activities:

           During 1995, debt of $100,000 was converted to common stock.

           During 1995, accrued interest of $8,000 was converted to a license fee.

                 INSTANT VIDEO TECHNOLOGIES, INC. AND SUBSIDIARY

         Notes to Unaudited Condensed Consolidated Financial Statements

                                 March 30, 1996

(1)      Basis of Preparation and Presentation

         The condensed consolidated financial statements included herein have been prepared by Instant Video Technologies, Inc., and its Subsidiary (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and include all adjustments which are, in the opinion of management, necessary for a fair presentation. The condensed consolidated financial statements include the accounts of the Company. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations. The Company suggests that these financial statements be read in conjunction with the historical financial statements and the notes thereto of Instant Video Technologies, Inc.

        Item 2.  Management's Discussion and Analysis or Plan of Operation.

         General

         Instant Video Technologies, Inc. ("Company") has developed and owns a comprehensive patent portfolio covering the faster-than-real-time transmission of audio and video programming. In addition to these patents, the Company has initiated a line of software called Burstware(TM), which incorporates the concepts embodied in these patents. The Company intends to continue to 1) pursue an aggressive licensing agenda focused on its patents and software and 2) pursue a Burstware(TM) development program, with the long-term goal of establishing the Company's intellectual properties and Burstware(TM) as the global industry standard for faster-than-real-time transmission of audio and video programming. Burstware(TM) is software that enables the faster-than-real-time transmission of compressed digital video content material over commercial networks. Burstware(TM) takes the form of a layer of software that works between the network itself and applications that utilize video. This layer of software results in managing the network in a manner that enables bandwidth to be utilized more effectively. The costs involved in developing Burstware(TM) were applied to general and administrative, and research and development expenses.

         The Company plans to satisfy its cash requirements through revenue generated as a result of its licensing activities and through the issuance of a newly established Series F Convertible Preferred Stock. The Company has significantly increased its capital resources in the amount of $850,000 through the private sale of investment units at the price of $1.00 per unit (with each unit consisting of 1 share of Series F Convertible Preferred Stock ("Series F Stock") and a warrant to purchase one share of Common Stock). Each share of Series F Stock may be converted into one share of the Company's Common Stock. The exercise price of the Common Stock Purchase Warrants is $1.00 per share. The document evidencing this financing includes provisions that, among other matters, give the investors the right to appoint two directors to the Board of Directors, registration rights, and the right of first refusal on financing offerings by the Company during the twelve (12) months following the closing of the financing.

         The Company continues to develop new Burstware(TM) products and applications. Two new technologies that have been identified and are in the process of development are Burstware Sockets(TM), which is expected to bring the Company's faster-than-real-time technology to the Internet; and Burstware NFS(TM), which is designed to support the playback of multimedia files with greater reliability and fewer network fluctuations than regular network file systems presently offer.

         In January 1996, the company expanded its human resources in order to best manage its increased sales and marketing activities. Therese A. Stacy has been promoted to Vice President of Business Development and is responsible for directing the sales and marketing activities of the Company as well as initiating and managing new client relationships. The Company has also provided for additional technology personnel in order to expand its research and development activities.

Results of Operations

         During the three month period ending March 31, 1996, the Company received revenue, in the form of license fees, in the amount of $50,000 which was deferred to future quarters, and realized deferred revenue from prior quarters in the amount of $19,130. The deferred revenue will be realized during the quarter when the corresponding deliverable of the licensed product is made. During the three month period ending March 31, 1995 the Company realized revenue in the amount of $18,380. The revenue recognized in 1995 was from deferred revenue realized on an accrual basis from licensing agreements in 1994.

         Costs and expenses during the three month period ending March 31, 1996, totaled $300,458, as compared to $176,493 during the three month period ending March 31, 1995. The increase in expenses was a result of expanding the Company's research and development, and marketing of Burstware(TM) products and applications.

         The Company realized a net loss in the amount of ($302,243) during the three month period ending March 31, 1996, as compared to a net loss of ($183,193) during the three month period ending March 31, 1995. The increased net loss was primarily due to the increase in costs and expenses described above.

Liquidity and Capital Resources

         As of March 31, 1996, the Company had a working capital deficit of ($870,351), as compared to a working capital deficit of ($1,375,405) at December 31, 1995. The decreased deficit was primarily due to the increase in cash resulting from revenue and financing.

         Cash utilized for operations during the three month period ending March 31, 1996 totaled $582,427, as compared to cash utilized for operations for the three month period ending March 31, 1995 in the amount of $274,336. The increase was primarily a result of an increase in costs related to the development, marketing and administrative cost of Burstware(TM).

         Cash flow provided by financing activities during the three month period ending March 31, 1996, totaled $633,523, as compared to $235,735 provided by financing activities during the three month period ending March 31, 1995. The increase was primarily due to the collection of proceeds from the sale of Series F Stock and warrants to purchase Common Stock.

           Based on these activities, the Company believes that it will have sufficient cash available for operations planned for the next twelve to eighteen months.

         The Company presently has no commitments for material capital expenditures.

                           PART II - OTHER INFORMATION

Item 1.           Legal Proceedings.

                  None.

Item 2.           Changes in Securities.

         During the quarter ended March 31, 1996, the Company raised $850,000 from a private placement (pursuant to Section 4(2) of the Securities Act of 1933, as amended and Regulation D promulgated thereunder) of 850,000 investment units at the price of $1.00 per unit (each unit consists of 1 share of Series F Stock and a warrant to purchase one share of Common Stock). Each share of Series F Stock may be converted into one share of the Company's Common Stock. The exercise price of the Common Stock Purchase Warrants is $1.00 per share. The document evidencing this financing includes provisions that, among other matters, give the investors the right to appoint two directors to the Board of Directors, certain registration rights, and the right of first refusal on financing offerings by the Company during the twelve (12) months following the closing of the financing.

         Investors in Series F stock consisted of individual accredited investors as well as institutional investors. Finders' fees in the amount of 100,000 units to one finder, and $32,500 to another finder were paid.

Item 3.           Defaults Upon Senior Securities.

                  None.

Item 4.           Submission of Matters to a Vote of Security Holders.

                  In February 1996, the holders of a majority of the outstanding shares of the Company's Common Stock approved a Voting and Right of First Refusal Agreement, giving the investors in Series F Stock certain voting rights and the right of first refusal on future financings of the Company for a determined period of time.

Item 5.           Other Information.

                  None

Item 6.           Exhibits and Reports on Form 8-K.

           The Company filed a Report on Form 8-K dated January 31, 1996, reporting information under Item 5. - Other Events.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)       3.  EXHIBITS.

 Exhibit                    Description                             Location                                        Sequential
 No.                                                                                                                 Page No.

   3.1                    Articles of Incorporation and             Incorporated by reference to Exhibit               --
                          Bylaws                                    Nos. 3.1 and 3.2 to Registrant's Form S-
                                                                    18 Registration Statement (No. 33-35580-D)

   3.2                    Bylaws, as amended                        Incorporated by reference to Exhibit No.           --
                                                                    3.2 to Registrant's Form SB-2
                                                                    Registration Statement (No. 33-69914)

   3.3                    Certificate of Amendment to               Incorporated by reference to Exhibit No.           --
                          Certificate of Incorporation              3.3 to Registrant's Form SB-2
                          filed August 19, 1992                     Registration Statement (No. 33-69914)

   3.4                    Statement Establishing Series             Incorporated by reference to Exhibit No.           --
                          D Preferred Stock                         3.4 to Registrant's Form SB-2
                                                                    Registration Statement (No. 33-69914)

   3.5                    Statement Establishing Series             Incorporated by reference to Exhibit No.           --
                          E Preferred Stock                         3.5 to Registrants Form 10-KSB for year
                                                                    ended December 31, 1994

   3.6                    Statement Establishing Series             Incorporated by reference to Exhibit No.           --
                          F Preferred Stock                         3.6 to Registrants Form 10-KSB for year
                                                                    ended December 31, 1995

   10.1                   Amended Plan of Agreement                 Incorporated by reference to Exhibit No.           --
                          and Reorganization Among                  10 to Registrant's Current Report on
                          Catalina Capital Corp.,                   Form 8-K dated August 17, 1992.
                          Explore Technology, Inc. and
                          certain officers, directors and
                          shareholders of Catalina
                          Capital Corp. and Explore
                          Technology, Inc.

   10.2                   Employment Agreement with                 Incorporated by reference to Exhibit No.           --
                          Wayne Van Dyck                            10.2 to Registrant's Report on Form 10-
                                                                    KSB for the
                                                                    period ended
                                                                    December 31,
                                                                    1992.

   10.3                   Employment Agreement with                 Incorporated by reference to Exhibit No.           --
                          Richard Lang                              10.3 to Registrant's Report on Form 10-
                                                                    KSB for the period ended December 31,
                                                                    1992.

   10.4                   Repurchase Option Agreement               Incorporated by reference to Exhibit No.           --
                          with Richard Lang                         10.4 to Registrant's Report on Form 10-
                                                                    KSB for the period ended December 31,
                                                                    1992.

   10.5                   Repurchase Option Agreement               Incorporated by reference to Exhibit No.           --
                          with Lisa Walters                         10.5 to Registrant's Report on Form 10-
                                                                    KSB for the period ended December 31,
                                                                    1992.

   10.6                   Repurchase Option Agreement               Incorporated by reference to Exhibit No.           --
                          with Peter Spiess                         10.6 to Registrant's Report on Form 10-
                                                                    KSB for the period ended December 31,
                                                                    1992.

   10.7                   License Agreement with                    Incorporated by reference to Exhibit No.           --
                          Singularity Corporation                   10.6 to Registrant's Report on Form 10-
                                                                    KSB for the period ended December 31,
                                                                    1992.

   10.8                   Amended 1992 Stock                        Incorporated by reference to Exhibit               --
                          Incentive Plan                            10.8 to Registrant's Report on Form 10-
                                                                    KSB for the year ended December 31,
                                                                    1993

   10.9                   Office Lease for 500 Sansome              Incorporated by reference to Exhibit No.           --
                          Street                                    10.6 to Registrant's Report on Form 10-
                                                                    KSB for the period ended December 31,
                                                                    1992.

   10.10                  Settlement Agreement with                 Incorporated by reference to Exhibit              --
                          Wayne Van Dyck and                        10.10 to Registrant's Report on Form 10-
                          Promissory Note to Wayne                  KSB for the year ended December 31,
                          Van Dyck, as amended                      1993

   10.11                  Master License Agreement                  Incorporated by reference to Exhibit              --
                          with Burst Communications                 10.11 to Registrant's Report on Form 10-
                          Pty Ltd.                                  KSB for the year ended December 31,
                                                                    1993

   10.12                  License Agreement with VI-                Incorporated by reference to Exhibit              --
                          FACTS, Inc.                               10.12 to Registrant's Report on Form 10-
                                                                    KSB for the year ended December 31,
                                                                    1993

   10.13                  Consulting Agreement with                 Incorporated by reference to Exhibit               --
                          Gary R. Familian                          10.13 to Registrant's Report on Form 10-
                                                                    KSB for the year ended December 31,
                                                                    1993

   10.14                  Memorandum of                             Incorporated by reference to Exhibit               --
                          Understanding with 525 Post               10.14 to Registrant's Report on Form 10-
                          Production Company                        KSB for the year ended December 31,
                                                                    1993

   10.15                  Third  Amendment to Lease                 Incorporated by reference to Exhibit               --
                          for 500 Sansome Street                    10.15 to Registrant's Report on Form 10-
                                                                    KSB for the year ended December 31,
                                                                    1993

   10.16                  Credit Facility with  Draysec             Incorporated by reference to Exhibit               --
                          Finance Limited                           10.16 to Registrant's Report on Form 10-
                                                                    KSB for the year ended December 31,
                                                                    1993

   10.17                  Promissory Note to Draysec                Incorporated by reference to Exhibit               --
                          Finance Limited                           10.17 to Registrant's Report on Form 10-
                                                                    KSB for the year ended December 31,
                                                                    1993

   10.18                  Amendment to Master License               Incorporated by reference to Exhibit               --
                          Agreement with Burst                      10.18 to Registrant's Report on Form 10-
                          Communications Pty Ltd.                   KSB for the year ended December 31,
                                                                    1994

   10.19                  Amendment No. 1 to Credit                 Incorporated by reference to Exhibit               --
                          Facility with Draysec Finance             10.19 to Registrant's Report on Form 10-
                          Limited                                   KSB for the year ended December 31,
                                                                    1994

   10.20                  Second Promissory Note to                 Incorporated by reference to Exhibit               --
                          Draysec Finance Limited                   10.20 to Registrant's Report on Form 10-
                                                                    KSB for the year ended December 31,
                                                                    1994

   10.21                  Fourth Amendment to Lease                 Incorporated by reference to Exhibit               --
                          for 500 Sansome Street                    10.21 to Registrant's Report on Form 10-
                                                                    KSB for the year ended December 31,
                                                                    1995

   10.22                  Employment Agreement with                 Incorporated by reference to Exhibit               --
                          Gary R. Familian                          10.22 to Registrant's Report on Form 10-
                                                                    KSB for the year ended December 31,
                                                                    1995

   10.23                  Employment Agreement with                 Incorporated by reference to Exhibit               --
                          Richard A. Lang                           10.23 to Registrant's Report on Form 10-
                                                                    KSB for the year ended December 31,
                                                                    1995

   10.24                  Employment Agreement with                 Incorporated by reference to Exhibit               --
                          Therese A. Webb Stacy                     10.24 to Registrant's Report on Form 10-
                                                                    KSB for the year ended December 31,
                                                                    1995

   10.25                  Consulting Agreement with                 Incorporated by reference to Exhibit               --
                          Lisa Walters                              10.25 to Registrant's Report on Form 10-
                                                                    KSB for the year ended December 31,
                                                                    1995

   10.26                  Letter Agreement with The                 Incorporated by reference to Exhibit               --
                          Mill (Facility) Limited                   10.26 to Registrant's Report on Form 10-
                                                                    KSB for the year ended December 31,
                                                                    1995

   10.27                  Memorandum of                             Incorporated by reference to Exhibit               --
                          Understanding with Vyvx, Inc.             10.27 to Registrant's Report on Form 10-
                                                                    KSB for the year ended December 31,
                                                                    1995

   10.28                  Unit Purchase Agreement                   Incorporated by reference to Exhibit               --
                          pertaining to Series F                    10.28 to Registrant's Report on Form 10-
                          Convertible Preferred Stock               KSB for the year ended December 31,
                                                                    1995

   10.29                  Fifth Amendment to Lease for              Attached                                           16
                          500 Sansome Street

   11.1                   Earnings Per Share calculation for        Attached
                          December 31, 1995 and 1994

   21                     Subsidiaries of the Registrant            Incorporated by reference to Exhibit No.           --
                                                                    22 to Registrant's Report on Form 10-
                                                                    KSB for the period ended December 31,
                                                                    1992.

   27                     Financial Data Schedule                   Attached


         (b) REPORTS ON FORM 8-K. A report on Form 8-K was filed on January 31, 1996.

                                   SIGNATURES

         In accordance with the Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  INSTANT VIDEO TECHNOLOGIES, INC.

Date:  January 15, 1997           By:   /s/ GARY R. FAMILIAN
                                        ---------------------
                                         Gary R. Familian, President and Chief
                                         Executive Officer, and Treasurer