Form 10QSB
period 1996-06-30
INSTANT VIDEO TECHNOLOGIES INC
filed 1997-01-27
CIK 865753

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended JUNE 30, 1996

                                       OR

[    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934.

             For the transition period from _______, 19__ to ______, 19__.

                       Commission File Number: 33-35580-D

                        INSTANT VIDEO TECHNOLOGIES, INC.
                        -------------------------------
                      (Exact Name of Small Business Issuer
                          as Specified in its Charter)

                        DELAWARE              84-1141967
                        --------------------------------
          (State or Other Jurisdiction of     (I.R.S. Employer Identi-
           Incorporation or Organization)         fication Number)

                          500 SANSOME STREET, SUITE 503
                         SAN FRANCISCO, CALIFORNIA 94111
                        --------------------------------
           Address of Principal Executive Offices, Including Zip Code

                                 (415) 391-4455
                                  -------------
                (Issuer's Telephone Number, Including Area Code)

                                       N/A
                                       ---
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                       YES                x  NO
                                    --                   --
There were 4,600,695 shares of the Issuer's $.00001 par value common stock outstanding as of April 15, 1996.

                        INSTANT VIDEO TECHNOLOGIES, INC.
                                   FORM 10-QSB

                                      INDEX

Part I:   Financial Information                                                             Page No.
-------------------------------                                                             --------

Item 1.  Financial Information:

                  Unaudited Consolidated Balance Sheets -
                  June 30, 1996 and December 31, 1995........................................  3-4

                  Unaudited Consolidated Statements of Operations -
                  Three and Nine Months Ended June 30, 1996 and 1995 ........................  5

                  Unaudited Consolidated Statement of Cash Flows -
                  Three and Nine Months ended June 30, 1996 and 1995.........................  6-7

                  Notes to Unaudited Consolidated Financial
                  Statements.................................................................  8

Item 2.  Management's Discussion and Analysis
                    or Plan of Operation. . . . . . . . .....................................  9

Part II: Other Information. . . . . . . .....................................................  11

                  Item 1. Legal Proceedings..................................................  11

                  Item 2. Changes in Securities..............................................  11

                  Item 3. Defaults Upon Senior Securities....................................  11

                  Item 4. Submission of Matters to a Vote
                              of Security Holders............................................  11

                  Item 5. Other Information..................................................  11

                  Item 6. Exhibits and Reports on Form 8-K...................................  11

                              Signatures.....................................................  15


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

                 INSTANT VIDEO TECHNOLOGIES, INC. AND SUBSIDIARY

                 Unaudited Condensed Consolidated Balance Sheets



                  Assets                                              June 30, 1996            December 31, 1995
                  ------                                              -------------            -----------------
        Current assets:

           Cash and cash equivalents                                     $110,195                  $  4,346

           Accounts receivable                                             74,000                         -

           Prepaid expenses                                                52,402                    25,161
                                                                         --------                  --------

               Total current assets                                       236,597                    29,507
                                                                         --------                  --------

        Deferred costs                                                    173,978                         -

        Property and equipment, net                                        55,227                    50,176

        Patents, net                                                      136,669                   143,991

        Goodwill, net                                                       4,196                     5,362

        Trademark, net                                                        417                       507

        Deposits                                                            9,312                     9,312
                                                                         --------                  --------

                                                                         $616,396                  $238,855
                                                                         ========                  ========

Liabilities and Shareholders' Equity (Deficit)

                                                                       June 30, 1996            December 31, 1995
                                                                       -------------            -----------------

        Current liabilities:

           Bank line of credit                                           $  250,000                $  250,000

           Credit facility, related party                                   100,000                    28,750

           Convertible notes payable                                        150,000                   241,305

           Notes payable, other                                                -                      100,993

           Deferred revenue                                                 405,572                   159,032

           Accounts payable                                                 204,411                   322,280

           Accrued payroll and taxes                                         97,888                   226,059

           Accrued interest                                                  51,404                    76,493
                                                                         ----------                ----------

               Total current liabilities                                  1,259,275                 1,404,912
                                                                         ----------                ----------

        Convertible notes payable                                           141,000                   141,000
                                                                         ----------                ----------
        Shareholders' Equity (Deficit):

           Preferred stock
               Series D                                                           9                         9
               Series E                                                           5                         5
               Series F                                                          12                         -

        Common stock                                                             45                        45

        Additional paid-in capital                                        6,230,452                 5,005,464

        Accumulated deficit                                              (7,014,402)               (6,312,580)
                                                                         ----------                ----------


           Net Shareholders' Equity (Deficit)                              (783,879)               (1,307,057)
                                                                         ----------                ----------

                                                                         $  616,396                $  238,855
                                                                         ==========                ==========

                 INSTANT VIDEO TECHNOLOGIES, INC. AND SUBSIDIARY

            Unaudited Condensed Consolidated Statements of Operations

                                                            Three months ended June 30,                  Six months ended June 30,
                                                            1996                  1995                   1996                 1995
                                                            ----                  ----                   ----                 ----

      Revenue                                           $  19,439             $  17,380             $  38,569             $  35,760
                                                        ---------             ---------             ---------             ---------

      Costs and expenses:

         Research and development                          36,000                 1,765                72,300                 1,765

         Project costs                                    205,000                   -                 440,000                   -

         Other general and administrative                 163,690               201,713               192,848               378,206
                                                        ---------             ---------             ---------             ---------

                                                          404,690               203,478               705,148               379,971
                                                        ---------             ---------             ---------             ---------

             Net loss from operations                    (385,251)             (186,098)             (666,579)             (344,211)
                                                        ---------             ---------             ---------             ---------


      Other income (expense)

         Interest income                                      331                    31                   595                    57

         Interest expense                                 (14,259)              (12,934)              (35,438)              (36,440)
                                                        ---------             ---------             ---------             ---------


                                                          (13,928)              (12,903)              (34,843)              (36,383)
                                                        ---------             ---------             ---------             ---------

             Net loss before income taxes                (399,179)             (199,001)             (701,422)             (380,594)


      Income taxes                                           (400)                 -                     (400)               (1,600)
                                                        ---------             ---------             ---------             ---------

         Net loss                                       $(399,579)            $(199,001)            $(701,822)            $(382,194)
                                                        =========             =========             =========             =========

         Net loss per common share                      $    (.09)            $    (.05)            $    (.16)            $    (.10)
                                                        =========             =========             =========             =========

                INSTANT VIDEO TECHNOLOGIES, INC. AND SUBSIDIARY

 Unaudited Consolidated Statement of Changes in Shareholders' Equity (Deficit) For the years ended December 31, 1995 and nine months ended September 30, 1996

                         Common Stock          Preferred Stock
                       -----------------      ------------------    Additional                      Stock           Total
                       Number of              Number of               Paid-In     Accumulated    Subscription    Shareholders'
                        Shares    Amount       Shares     Amount      Capital       Deficit       Receivable    Equity (Deficit)
                       ---------  ------      ---------   ------    ----------    -----------    ------------   ----------------
Balance at December
  31, 1995             4,036,869     40       6,300,000      63      4,805,420     (5,855,947)      (225,000)     (1,275,424)

Collection of stock
  subscription                --     --              --      --             --             --        225,000         225,000

Conversion of debt
  to common stock        100,000      1              --      --         99,999             --            --          100,000

Stock issued for cash         --     --         100,000       1         99,999             --            --          100,000

Conversion of preferred
  stock to common        354,571      4      (4,964,000)    (50)            46             --            --               --

Net Loss -- 1995              --     --              --      --             --     (  456,633)           --       (  456,633)
                       ---------  -----       ---------   -----      ---------     ----------       -------       ----------
Balance                4,491,440    $45       1,436,000     $14     $5,005,464    $(6,312,580)     $     --      $(1,307,057)

Stock issued for cash    100,000      1       1,375,000      15      1,474,984             --            --        1,475,000

Net income (loss)             --     --              --      --             --     (  552,968)           --       (  552,968)
                       ---------  -----       ---------   -----      ---------     ----------       -------       ----------
Balance                4,591,440    $46       2,811,000     $29     $6,480,448    $(6,865,548)           --      $(  385,025)
                       =========  =====       =========   =====      =========     ==========       =======       ==========

                 INSTANT VIDEO TECHNOLOGIES, INC. AND SUBSIDIARY

            Unaudited Condensed Consolidated Statements of Cash Flows

                                                                                            Six months ended June 30,
                                                                                          1996                       1995
                                                                                          ----                       ----

        Cash flows from operating activities:

           Net loss                                                                     $(701,822)                $(382,194)

        Adjustments to reconcile net loss to net cash used in operating activities:

           Depreciation and amortization                                                   23,166                    18,764

           Amortization of deferred revenue                                               (38,460)                  (34,760)

           Increase in prepaid expenses                                                   (27,241)                     (672)

           Increase in receivables                                                        (74,000)                      -

           Increase in deferred costs                                                    (173,978)                 (134,375)

           Increase (decrease) in accounts payable                                       (117,869)                    7,101

           Increase (decrease) in accrued payroll and taxes                              (128,171)                   11,329

           Increase (decrease) in accrued interest and taxes                              (25,089)                   10,252

           Collection of license fees                                                     285,000                    72,000
                                                                                       ----------                ----------

               Net cash used in operating activities                                     (978,464)                 (432,555)
                                                                                       ----------                ----------

        Cash flows from investing activities:

           Purchase of property and equipment                                             (11,461)                   (2,279)

           Patent acquisition                                                              (8,178)                   (8,545)
                                                                                       ----------                ----------

           Net cash used in investing activities                                          (19,639)                  (10,824)
                                                                                       ----------                ----------

                 INSTANT VIDEO TECHNOLOGIES, INC. AND SUBSIDIARY

                                                                              Six months ended June 30,
                                                                          1996                        1995
                                                                          ----                        ----
        Cash flows from financing
           activities:

           Collection of stock subscription                            $        -               $   225,000


           Proceeds from sales of preferred stock                       1,225,000                   100,000

           Proceeds from debt                                                -                      175,000

           Repayment of long-term debt                                   (121,048)                  (94,265)
                                                                       ----------               -----------


               Net cash provided by financing activities                1,103,952                   405,735
                                                                       ----------               -----------


       Increase (decrease) in cash and cash equivalents                   105,849                   (37,644)


       Cash and cash equivalents, beginning                                 4,346                    47,160
                                                                       ----------               -----------


       Cash and cash equivalents, ending                               $  110,195               $     9,516
                                                                       ==========               ===========




     Supplemental schedule of non-cash investing and financing activities:

        During 1995, debt of $100,000 was converted to common stock.

        During 1995, accrued interest of $8,000 was converted to a license fee.

                INSTANT VIDEO TECHNOLOGIES, INC. AND SUBSIDIARY

         Notes to Unaudited Condensed Consolidated Financial Statements

                                 June 30, 1996

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

Item 2.  Management's Discussion and Analysis or Plan of Operation.

         General

         Instant Video Technologies, Inc. ("Company") demonstrated its Burstware(TM) technology in the commercial marketplace during the Quarter ending June 30, 1996. Burstware enables the faster-than-real-time transmission of audio and video programming. On April 15, 1996, the first ever faster-than-real-time global transmission of video and audio programming using the Company's Burstware(TM) technology was demonstrated at the National Association of Broadcasters Show in Las Vegas, Nevada. This Burstware(TM) demonstration provided the Company with an opportunity to showcase to many potential licensees the virtues of faster-than-real-time transmission, and occurred in conjunction with Vyvx, Inc., a licensee of the Company since January 1996. The Vyvx demonstration validated the usefulness and timeliness of Burstware(TM) as well as provided for increased exposure to potential licensees.

         The Company continued to pursue its licensing activities, completed the final deliverable of the Burstware Viewer(TM) to Vyvx, Inc., and accelerated its development and marketing activities, including the development of a Burstware Sockets(TM) alpha test, during this quarter.

         During the six month period ending June 30, 1996, the Company received revenue in the form of license fees in the amount of $211,000, as compared to $72,000 for the six month period ending June 30, 1995. These fees related to the collection of license fees pursuant to the Burstware Viewer(TM) License Agreement with Vyvx, Inc. and $35,000 resulting from the payment to extend an option to license future technology from the Company. The Company also raised an additional $375,000 from the sale of additional investment units each of which consists of 1 share of Series F Convertible Preferred Stock ("Series F Stock") and a warrant to purchase one share of Common Stock. Each share of Series F Stock may be converted into one share of the Company's Common Stock. The exercise price of the Common Stock Purchase Warrants is $1.00 per share. The document evidencing this financing includes provisions that, among other matters, give the investors the right to appoint two directors to the Board of Directors, registration rights, and the right of first refusal on financing offerings by the Company during the twelve (12) months following the closing of the financing. As of June 30, 1996, the total proceeds of this financing totaled $1,225,000.

         Results of Operations

         During the three month period ending June 30, 1996, the Company received revenue, in the form of license fees, in the amount of $161,000, of which it realized $1,559. Additional revenue realized during this period, was collected during previous quarters and totaled $17,880. The remaining $159,441 of revenue received during the three month period ending June 30, 1996, will be realized during future quarters in which the Company delivers Burstware(TM) applications relating to the Burstware(TM) license that resulted in the payment of said revenue. During the three month period ending June 30, 1995, the Company received revenue in the amount of $72,000, of which it realized $17,380. Certain revenues received in 1995 and 1996 were license fees from agreements executed during 1994.

         Costs and expenses during the three month period ending June 30, 1996, totaled $404,690 as compared to $203,478 during the three month period ending June 30, 1995. The increase was primarily due to increased costs associated with the development and marketing of Burstware(TM) products and applications. During the six month period ending June 30, 1996, costs and expenses totaled $705,148 as compared to $379,971 during the six month period ending June 30, 1995. The increase in expenses during the six month period ending June 30, 1996 was the result of increased development, marketing and administrative costs associated with Burstware(TM) products and applications.

         The Company realized a net loss of ($399,579) during the three month period ending June 30, 1996, as compared to a net loss of ($199,001) during the three month period ending June 30, 1995. The increased loss was primarily due to increased general and administrative expenses related to the development and marketing of Burstware(TM) products and applications. For the six month period ending June 30, 1996 the net loss was ($701,822), as compared to a net loss of ($382,194) during the six month period ending June 30, 1995. The increased net loss was primarily due to the increase in costs and expenses described above.

Liquidity and Capital Resources

         As of June 30, 1996, the Company had a working capital deficit of ($1,022,678) as compared to a working capital deficit of ($1,375,405) at December 31, 1995. The decreased deficit was primarily due to the increase in cash resulting from revenue and financing.

         Cash used in operating activities totaled $978,464 during the six month period ending June 30, 1996, as compared to cash used in operating activities in the amount of $432,555 during the six month period ending June 30, 1995. The increase was primarily the result of increase in costs relating to the development and marketing of the Burstware Viewer(TM) and Burstware Sockets(TM), and future Burstware(TM) products and applications.

         Cash flow provided by financing activities during the six month period ending June 30, 1996 totaled $1,103,952, as compared to $405,735 during the six month period ending June 30, 1995. The increase was primarily due to the proceeds from the sale of units consisting of Series F Stock plus warrants to purchase Common Stock.

         During the six month period ending June 30, 1996, the Company received funding in the amount of $1,225,000 from the private sale of investment units consisting of Series F Stock and warrants to purchase Common Stock, and $71,250 from and increase in a previous credit facility provided by Draysec Finance Ltd. The Company believes that this funding, combined with revenue resulting from licensed Burstware(TM) products and applications will provide the working capital necessary for the next twelve to eighteen month period.

         The Company presently has no commitments for material capital expenditures.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

                  None.

Item 2.  Changes in Securities.

         During the quarter ended June 30, 1996, the Company raised an additional $375,000 from a private placement (pursuant to Section 4(2) of the Securities Act of 1933, as amended and Regulation D promulgated thereunder) of 375,000 investment units at the price of $1.00 per unit (each unit consists of 1 share of Series F Stock and a warrant to purchase one share of Common Stock). Each share of Series F Stock may be converted into one share of the Company's Common Stock. The exercise price of the Common Stock Purchase Warrants is $1.00 per share. The document evidencing this financing includes provisions that, among other matters, give the investors the right to appoint two directors to the Board of Directors, certain registration rights, and the right of first refusal on financing offerings by the Company during the twelve (12) months following the closing of the financing.

         Investors in Series F stock consisted of individual accredited investors as well as institutional investors. Finders' fees in the amount of 100,000 units to one finder, and $32,500 to another finder were paid.

Item 3.  Defaults Upon Senior Securities.

                  None.

Item 4.  Submission of Matters to a Vote of Security Holders.

                  None.

Item 5.  Other Information.

                  The Quarter ending June 30, 1996 marked the introduction and demonstration of the Company's Burstware(TM) technology in the commercial marketplace. On April 15, 1996, the world witnessed the first ever faster-than-real-time global transmission of video and audio programming using the Company's Burstware(TM) technology, at the National Association of Broadcasters Show in Las Vegas, Nevada. The National Association of Broadcasters
(NAB) show attracts more than 100,000 people associated with the broadcast, telecommunications, and cable television industries. This Burstware(TM) demonstration provided the Company with an opportunity to showcase to many potential licensees the virtues of faster-than-real-time transmission, and occured in conjuction with Vyvx, Inc., a licensee of the Company since January 1996. The Vyvx demonstration validated the usefulness and timeliness of Burstware(TM) as well as provided for increased exposure to potential licensees.

Item 6.  Exhibits and Reports on Form 8-K.

                  The Company filed a Report on Form 8-K dated January 31, 1996 reporting information under Item 5. - Other Events.

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

                                             INSTANT VIDEO TECHNOLOGIES, INC.

Date:  January 15, 1997                  By: /s/ Gary R. Familian
                                             ---------------------
                                             Gary R. Familian, President, Chief
                                             Executive Officer, and Treasurer

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)       3.  EXHIBITS.

Exhibit                    Description                            Location                         Sequential
-------                    -----------                            --------                         ----------
No.                                                                                                  Page No.
---                                                                                                  --------

3.1               Articles of Incorporation and        Incorporated by reference to Exhibit Nos.        --
                  Bylaws                               3.1 and 3.2 to Registrant's Form S-18
                                                       Registration Statement (No. 33-35580-D)

3.2               Bylaws, as amended                   Incorporated by reference to Exhibit No.         --
                                                       3.2 to Registrant's Form SB-2 Registration
                                                       Statement (No. 33-69914)

3.3               Certificate of Amendment to          Incorporated by reference to Exhibit No.         --
                  Certificate of Incorporation         3.3 to Registrant's Form SB-2 Registration
                  filed August 19, 1992                Statement (No. 33-69914)

3.4               Statement Establishing Series D      Incorporated by reference to Exhibit No.         --
                  Preferred Stock                      3.4 to Registrant's Form SB-2 Registration
                                                       Statement (No. 33-69914)

3.5               Statement Establishing Series E      Incorporated by reference to Exhibit No.         --
                  Preferred Stock                      3.5 to Registrants Form 10-KSB for year
                                                       ended December 31, 1994

3.6               Statement Establishing Series F      Incorporated by reference to Exhibit No.         --
                  Preferred Stock                      3.6 to Registrants Form 10-KSB for year
                                                       ended December 31, 1995

10.1              Amended Plan of Agreement and        Incorporated by reference to Exhibit No.         --
                  Reorganization Among Catalina        10 to Registrant's Current Report on Form
                  Capital Corp., Explore               8-K dated August 17, 1992.
                  Technology, Inc. and certain
                  officers, directors and
                  shareholders of Catalina Capital
                  Corp. and Explore Technology, Inc.

10.2              Employment Agreement with Wayne      Incorporated by reference to Exhibit No.         --
                  Van Dyck                             10.2 to Registrant's Report on Form 10-KSB
                                                       for the period ended December 31, 1992.

10.3              Employment Agreement with Richard    Incorporated by reference to Exhibit No.         --
                  Lang                                 10.3 to Registrant's Report on Form 10-KSB
                                                       for the period ended December 31, 1992.

10.4              Repurchase Option Agreement with     Incorporated by reference to Exhibit No.         --
                  Richard Lang                         10.4 to Registrant's Report on Form 10-KSB
                                                       for the period ended December 31, 1992.

10.5              Repurchase Option Agreement with     Incorporated by reference to Exhibit No.         --
                  Lisa Walters                         10.5 to Registrant's Report on Form 10-KSB
                                                       for the period ended December 31, 1992.

10.6              Repurchase Option Agreement with     Incorporated by reference to Exhibit No.         --
                  Peter Spiess                         10.6 to Registrant's Report on Form 10-KSB
                                                       for the period ended December 31, 1992.

10.7              License Agreement with               Incorporated by reference to Exhibit No.         --
                  Singularity Corporation              10.6 to Registrant's Report on Form 10-KSB
                                                       for the period ended December 31, 1992.

10.8              Amended 1992 Stock Incentive Plan    Incorporated by reference to Exhibit 10.8        --
                                                       to Registrant's Report on Form 10-KSB for
                                                       the year ended December 31, 1993

10.9              Office Lease for 500 Sansome         Incorporated by reference to Exhibit No.         --
                  Street                               10.6 to Registrant's Report on Form 10-KSB
                                                       for the period ended December 31, 1992.

10.10             Settlement Agreement with Wayne      Incorporated by reference to Exhibit 10.10       --
                  Van Dyck and Promissory Note to      to Registrant's Report on Form 10-KSB for
                  Wayne Van Dyck, as amended           the year ended December 31, 1993

10.11             Master License Agreement with        Incorporated by reference to Exhibit 10.11       --
                  Burst Communications Pty Ltd.        to Registrant's Report on Form 10-KSB for
                                                       the year ended December 31, 1993

10.12             License Agreement with VI-FACTS,     Incorporated by reference to Exhibit 10.12       --
                  Inc.                                 to Registrant's Report on Form 10-KSB for
                                                       the year ended December 31, 1993

10.13             Consulting Agreement with Gary R.    Incorporated by reference to Exhibit 10.13       --
                  Familian                             to Registrant's Report on Form 10-KSB for
                                                       the year ended December 31, 1993

10.14             Memorandum of Understanding with     Incorporated by reference to Exhibit 10.14       --
                  525 Post Production Company          to Registrant's Report on Form 10-KSB for
                                                       the year ended December 31, 1993

10.15             Third  Amendment to Lease for 500    Incorporated by reference to Exhibit 10.15       --
                  Sansome Street                       to Registrant's Report on Form 10-KSB for
                                                       the year ended December 31, 1993

10.16             Credit Facility with  Draysec        Incorporated by reference to Exhibit 10.16       --
                  Finance Limited                      to Registrant's Report on Form 10-KSB for
                                                       the year ended December 31, 1993

10.17             Promissory Note to Draysec           Incorporated by reference to Exhibit 10.17       --
                  Finance Limited                      to Registrant's Report on Form 10-KSB for
                                                       the year ended December 31, 1993

10.18             Amendment to Master License          Incorporated by reference to Exhibit 10.18       --
                  Agreement with Burst                 to Registrant's Report on Form 10-KSB for
                  Communications Pty Ltd.              the year ended December 31, 1994

10.19             Amendment No. 1 to Credit            Incorporated by reference to Exhibit 10.19       --
                  Facility with Draysec Finance        to Registrant's Report on Form 10-KSB for
                  Limited                              the year ended December 31, 1994

10.20             Second Promissory Note to Draysec    Incorporated by reference to Exhibit 10.20       --
                  Finance Limited                      to Registrant's Report on Form 10-KSB for
                                                       the year ended December 31, 1994

10.21             Fourth Amendment to Lease for 500    Incorporated by reference to Exhibit 10.21       --
                  Sansome Street                       to Registrant's Report on Form 10-KSB for
                                                       the year ended December 31, 1995

10.22             Employment Agreement with Gary R.    Incorporated by reference to Exhibit 10.22       --
                  Familian                             to Registrant's Report on Form 10-KSB for
                                                       the year ended December 31, 1995

10.23             Employment Agreement with Richard    Incorporated by reference to Exhibit 10.23       --
                  A. Lang                              to Registrant's Report on Form 10-KSB for
                                                       the year ended December 31, 1995

10.24             Employment Agreement with Therese    Incorporated by reference to Exhibit 10.24       --
                  A. Webb Stacy                        to Registrant's Report on Form 10-KSB for
                                                       the year ended December 31, 1995

10.25             Consulting Agreement with Lisa       Incorporated by reference to Exhibit 10.25       --
                  Walters                              to Registrant's Report on Form 10-KSB for
                                                       the year ended December 31, 1995

10.26             Letter Agreement with The Mill       Incorporated by reference to Exhibit 10.26       --
                  (Facility) Limited                   to Registrant's Report on Form 10-KSB for
                                                       the year ended December 31, 1995

10.27             Memorandum of Understanding with     Incorporated by reference to Exhibit 10.27       --
                  Vyvx, Inc.                           to Registrant's Report on Form 10-KSB for
                                                       the year ended December 31, 1995

10.28             Unit Purchase Agreement              Incorporated by reference to Exhibit 10.28       --
                  pertaining to Series F               to Registrant's Report on Form 10-KSB for
                  Convertible Preferred Stock          the year ended December 31, 1995

10.29             Fifth Amendment to Lease for 500     Incorporated by reference to Exhibit 10.29       --
                  Sansome Street                       to Registrant's Report on Form 10-QSB for
                                                       the quarter ended March 31, 1996

11.1              Earnings per share calculation       Incorporated by reference Exhibit 11.1 to         --
                  for December 31, 1995 and 1994       Registrant's report on form 10-QSB for the
                                                       quarter ended March 31, 1996.

21                Subsidiaries of the Registrant       Incorporated by reference to Exhibit No.         --
                                                       22 to Registrant's Report on Form 10-KSB
                                                       for the period ended December 31, 1992.

27                Financial Data Schedule              Attached


         (b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the quarter ended June 30, 1996.