Form 10QSB
period 1996-09-30
INSTANT VIDEO TECHNOLOGIES INC
filed 1997-01-27
CIK 865753

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934.

                For the quarterly period ended SEPTEMBER 30, 1996

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

                                      YES  X NO
                                   ---    ---

There were 4,600,695 shares of the Issuer's $.00001 par value common stock outstanding as of April 15, 1996.

                        INSTANT VIDEO TECHNOLOGIES, INC.
                                   FORM 10-QSB

                                      INDEX

Part I:     Financial Information                                       Page No.
---------------------------------                                       --------
Item 1.     Financial Information:

            Unaudited Consolidated Balance Sheets -
            September 30, 1996 and December 31, 1995....................   3-4

            Unaudited Consolidated Statements of Operations -
            Three and Nine Months Ended September 30, 1996 and 1995 ....    5

            Unaudited Consolidated Statement of Cash Flows -
            Three and Nine Months ended September 30, 1996 and 1995.....   6-7

            Notes to Unaudited Consolidated Financial
            Statements..................................................    8

Item 2.     Management's Discussion and Analysis
              or Plan of Operation. . . . . . . . ......................    9

Part II:    Other Information. . . . . . . .............................   11
-----------------------------
            Item 1. Legal Proceedings...................................   11

            Item 2. Changes in Securities...............................   11

            Item 3. Defaults Upon Senior Securities.....................   11

            Item 4. Submission of Matters to a Vote
                     of Security Holders................................   11

            Item 5. Other Information...................................   11

            Item 6. Exhibits and Reports on Form 8-K....................   11

                     Signatures.........................................   13




               SPECIAL NOTICE REGARDING FORWARD-LOOKING STATEMENTS

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

                 INSTANT VIDEO TECHNOLOGIES, INC. AND SUBSIDIARY


                 Unaudited Condensed Consolidated Balance Sheets



               Assets
               ------                        September 30, 1996    December 31, 1995
                                             ------------------    -----------------
Current Assets:

  Cash and cash equivalents                        $  7,168             $  4,346

  Prepaid expenses                                   53,474               25,161
                                                   --------             --------
    Total current assets                             60,642               29,507
                                                   --------             --------
Deferred costs                                      350,943                   --

Property and equipment, net                          52,022               50,176

Patents, net                                        130,323              143,991

Goodwill, net                                         3,613                5,362

Trademark, net                                          372                  507

Deposits                                              9,312                9,312
                                                   --------             --------
                                                   $607,227             $238,855
                                                   ========             ========

Liabilities and Shareholders' Equity (Deficit)
----------------------------------------------
                                             September 30, 1996    December 31, 1995
                                             ------------------    -----------------
Current liabilities:

  Credit facility, related party                $    65,000           $    28,750

  Bank line of credit                                    --               250,000

  Convertible notes payable                         291,000               241,305

  Notes payable, other                                   --               100,993

  Deferred revenue                                  205,192               159,032

  Accounts payable                                  308,055               322,280

  Accrued payroll and taxes                          64,281               226,059

  Accrued interest                                   58,724                76,493
                                                -----------           -----------
    Total current liabilities                       992,252             1,404,912
                                                -----------           -----------
  Convertible notes payable                              --               141,000
                                                -----------           -----------
  Shareholders' Equity (Deficit):

    Preferred stock
       Series D                                           9                     9
       Series E                                           5                     5
       Series F                                          15                    --

    Common stock                                         46                    45

    Additional paid-in capital                    6,480,448             5,005,464

    Accumulated deficit                          (6,865,548)           (6,312,580)
                                                -----------           -----------
    Net Shareholders' Equity (Deficit)             (385,025)           (1,307,057)
                                                -----------           -----------
                                                $   607,227           $   238,855
                                                ===========           ===========

                 INSTANT VIDEO TECHNOLOGIES, INC. AND SUBSIDIARY


            Unaudited Condensed Consolidated Statements of Operations


                                  Three months ended             Nine months ended
                                     September 30                  September 30
                                     ------------                  ------------
                                 1996           1995            1996          1995
                              ---------     -----------     -----------     ---------
Revenue                       $ 520,379     $   169,130     $   558,948     $ 204,890
                              ---------     -----------     -----------     ---------
Costs and expenses:

  Research and
    development                  35,700              --         108,000         1,765

  Project costs                 210,000          75,000         650,000        75,000

  Other general and
    administrative              109,756         169,070         302,604       547,276
                              ---------     -----------     -----------     ---------
                                355,456         244,070       1,060,604       624,041
                              ---------     -----------     -----------     ---------
    Net income (loss) from
      operations                164,923         (74,940)       (501,656)     (419,151)
                              ---------     -----------     -----------     ---------
Other income (expense)

  Interest income                    42              16             637            73

  Interest expense              (15,311)        (20,692)        (50,749)      (57,132)
                              ---------     -----------     -----------     ---------
                                (15,269)        (20,676)        (50,112)      (57,059)
                              ---------     -----------     -----------     ---------
    Net income (loss)
       before income taxes      149,654         (95,616)       (551,768)     (476,210)

Income taxes                       (800)             --          (1,200)       (1,600)
                              ---------     -----------     -----------     ---------

    Net income (loss)         $ 148,854     $   (95,616)    $  (552,968)    $(477,810)
                              =========     ===========     ===========     =========

    Net income (loss)
       per common share       $     .04     $      (.02)    $      (.12)    $    (.12)
                              =========     ===========     ===========     =========

                INSTANT VIDEO TECHNOLOGIES, INC. AND SUBSIDIARY

 Unaudited Consolidated Statement of Changes in Shareholders' Equity (Deficit) for the years ended December 31, 1995 and six months ended June 30, 1996

                         Common Stock          Preferred Stock
                       -----------------      ------------------    Additional                      Stock           Total
                       Number of              Number of               Paid-In     Accumulated    Subscription    Shareholders'
                        Shares    Amount       Shares     Amount      Capital       Deficit       Receivable    Equity (Deficit)
                       ---------  ------      ---------   ------    ----------    -----------    ------------   ----------------
Balance at December
  31, 1995             4,036,869     40       6,300,000      63      4,805,420     (5,855,947)      (225,000)     (1,275,424)

Collection of stock
  subscription                --     --              --      --             --             --        255,000         255,000

Conversion of debt
  to common stock        100,000      1              --      --         99,999             --            --          100,000

Stock issued for cash         --     --         100,000       1         99,999             --            --          100,000

Conversion of preferred
  stock to common        354,571      4      (4,964,000)    (50)            46             --            --               --

Net Loss -- 1995              --     --              --      --             --     (  456,633)           --       (  456,633)
                       ---------  -----       ---------   -----      ---------     ----------       -------       ----------
Balance                4,491,440    $45       1,436,000     $14     $5,005,464    $(6,312,580)     $     --      $(1,307,057)

Stock issued for cash         --     --       1,225,000      12      1,224,988             --            --        1,225,000

Net income (loss)             --     --              --      --             --     (  701,822)           --       (  701,822)
                       ---------  -----       ---------   -----      ---------     ----------       -------       ----------
Balance                4,491,440    $45       2,661,000     $26     $6,230,452    $(7,014,402)           --      $(  783,879)
                       =========  =====       =========   =====      =========     ==========       =======       ==========

                 INSTANT VIDEO TECHNOLOGIES, INC. AND SUBSIDIARY


            Unaudited Condensed Consolidated Statements of Cash Flows



                                            Nine months ended September 30,
                                                  1996          1995
                                              -----------     ---------
Cash flows from operating activities:

  Net income (loss)                           $  (552,968)    $(477,810)

Adjustments to reconcile net income (loss) to net cash used in operating activities:

  Depreciation and amortization                    34,749        31,100

  Amortization of deferred revenue               (558,840)     (203,890)

  Increase in prepaid expenses                    (28,313)       (9,924)

  Decrease in receivables                              --        14,500

  Increase in deferred costs                     (350,943)     (139,122)

  Decrease in accounts payable                    (14,225)      (91,200)

  Increase (Decrease)in accrued payroll
    and taxes                                    (161,778)       17,329

  Increase (Decrease)in accrued interest
    and taxes                                     (17,769)       27,955

  Collection of license fees                      605,000       306,738
                                              -----------     ---------
    Net cash used in operating activities      (1,045,087)     (524,324)
                                              -----------     ---------
Cash flows from investing activities:

  Purchase of property and equipment              (11,461)      (31,211)

  Patent acquisition                               (9,582)      (37,385)
                                              -----------     ---------
    Net cash used in investing activities         (21,043)      (68,596)
                                              -----------     ---------

                 INSTANT VIDEO TECHNOLOGIES, INC. AND SUBSIDIARY

                                       Nine months ended September 30,
                                             1996          1995
                                         -----------     ---------
Cash flows from financing activities:

  Collection of stock subscription       $        --     $ 225,000

  Proceeds from sales of stock             1,475,000       100,000

  Proceeds from debt                              --       440,000

  Repayment of debt                         (406,048)      (98,560)
                                         -----------     ---------
    Net cash provided by
      financing activities                 1,068,952       666,440
                                         -----------     ---------
Increase in cash and cash
  equivalents                                  2,822        73,520

Cash and cash equivalents,
   beginning                                   4,346        47,160
                                         -----------     ---------
Cash and cash equivalents, ending        $     7,168     $ 120,680
                                         ===========     =========

Supplemental schedule of non-cash investing and financing activities:

      During 1995, debt of $100,000 was converted to common stock.

      During 1995, accrued interest of $8,000 was converted to a license fee.

                INSTANT VIDEO TECHNOLOGIES, INC. AND SUBSIDIARY

         Notes to Unaudited Condensed Consolidated Financial Statements

                               September 30, 1996

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

Item 2. Management's Discussion and Analysis or Plan of Operation.

      General

      On July 3 1996, Instant Video Technologies, Inc. ("Company") entered into a strategic Marketing Alliance Agreement with Vyvx, Inc., a licensee of Burstware(TM); (the Company licensed the Burstware Viewer(TM) to Vyvx pursuant to a Memorandum of Understanding executed between the parties in January 1996). By establishing this alliance, both Vyvx and the Company hope to capitalize on their combined technological expertise, within the target market of post production facilities located within the United States, selected cities in Canada and Great Britain. Pursuant to this Marketing Alliance Agreement, the Company was paid the amount of $250,000 for facilitation and administration of the parties' joint marketing efforts.

      Also on July 3, 1996, Vyvx entered into a Development and License Agreement with the Company that provides for at least five additional technology development projects to be developed by the Company for Vyvx during the next twelve months. The Agreement provides that the Company will grant to Vyvx an exclusive license for the first year of use of each completed product and a non-exclusive license to use each product thereafter. The Agreement provides for license fees in the minimum amount of $250,000 for each licensed product. The Company has already begun to realize revenue in the amount of $70,000 from these development related activities.

      The third quarter marked significant financial growth for the Company with the total year-to-date collection of license fees in the amount of $605,000. This resulted in the Company's first quarterly profit. The Company received an additional $250,000 capital from the sale of investment units consisting of Series F Convertible Preferred Stock ("Series F Stock") and a warrant to purchase one share of Common Stock, bringing the year-to-date proceeds to a total of $1,475,000.

      As a result of the Strategic Marketing Alliance with Vyvx, Inc., continued licensing revenue, and capital received from its financing activities, the Company expects to be able to fund its accelerated marketing and development costs for the next twelve to eighteen months.

      In July, 1996, the Company filed an additional patent for Burstware(TM) with the United States Patent and Trademark Office.

      Additional technical staff has been, and will be added in order to facilitate product development, sales, and marketing requirements. The Company also expects to expand its human resources on an administrative and operational level as the Company's growth permits.

Results of Operations

      During the three month period ending September 30 1996, the Company received revenue in the form of license fees in the amount of $394,000, and it realized revenue in the amount of $520,379. Of the $520,379 in revenue realized, $11,629 represented deferred licensing revenue from prior years, and $114,750 represented deferred licensing revenue from prior quarters during 1996. The total amount of revenue received during the three month period ending September 30, 1996, was realized during this same period. Deferred revenue was realized as a result of the completion and delivery of deliverables of Burstware(TM) licensed products paid for during previous quarters. During the three month period ending September 30, 1995 the Company received revenue in the amount of $122,534, of which it realized $169,130. Certain revenues received in 1995 and 1996 were license fees from agreements entered into in 1994.

      During the nine month period ending September 30, 1996, the Company received revenue in the amount of $605,000, of which it realized $558,948. During the nine month period ending September 30, 1995, the Company received revenue in the amount of $194,534, of which it realized revenue in the amount of $204,890. The substantial increase in revenues received in 1996 resulted from license fees received pursuant to a license agreement with The Mill, which was entered into in August 1995, and license fee payments pursuant to Memorandums of Understanding with Vyvx, Inc., dated January 29, 1996, and July 3, 1996.

      Costs and expenses during the three month period ending September 30, 1996, totaled $355,456 as compared to $244,070 during the three month period ending September 30, 1995. The increase was primarily due to costs associated with the development and marketing of Bustware(TM) products and applications. For the nine month period ending September 30, 1996, costs and expenses totaled $1,060,604 as compared to $624,041 for the nine month period ending September 30, 1995. The increase in expenses during the nine month period ending September 30, 1996 was a result of increased development, marketing and administrative costs associated with Burstware(TM) products and applications.

      The Company realized net income after tax in the amount of $148,854 during the three month period ending September 30, 1996, as compared to a net loss of ($95,616) during the three month period ending September 30, 1995. For the nine month period ending September 30, 1996, the net loss after tax was ($552,968) as compared to a net loss of ($477,810) during the nine month period ending September 30, 1995. The net income was a result of the increase in the collection of license fees in the amount of $394,000, and the realization of deferred revenue in the amount of $114,750 from prior periods in 1996, during the three month period ending September 30, 1996.

      Liquidity and Capital Resources

      As of September 30, 1996, the Company had a working capital deficit of ($931,610) as compared to a working capital deficit of ($1,375,405) at December 31, 1995. The decreased deficit was primarily due to the increase in cash resulting from revenue and financing.

      Cash used in operating activities totaled $1,045,087 during the nine month period ending September 30, 1996, as compared to cash used in operating activities of $524,324 during the nine month period ending September 30, 1995. The increase was primarily a result of an increase in deferred costs related to the development of Burstware(TM) and the paydown of a substantial portion of the Company's current liabilities.

      Cash flow provided by financing activities during the nine month period ending September 30, 1996, was $1,068,952 as compared to $666,440 during the nine month period ending September 30, 1995. The increase was primarily due to the receipt of proceeds from the sale of investment units consisting of Series F stock and warrants to purchase Common Stock.

      During 1996, the Company has received $1,475,000 from the private sale of investment units consisting of Series F Stock and warrants to purchase Common Stock. In addition, in January 1996, the Company entered into a license agreement pursuant to which the Company is to receive a fee in the amount of $250,000 during 1996. In July, the Company entered into a Development and License Agreement that provides for at least five development and license projects, and provides for license fees in the amount of $250,000 each. Based on these activities, the Company believes that it will have sufficient cash available for operations for the next twelve to eighteen months.

      The Company presently has no commitments for material capital expenditures.

                           PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

            None.

Item 2.     Changes in Securities.

            During the quarter ended September 30, 1996, the Company raised an additional $250,000 from a private placement (pursuant to Section 4(2) of the Securities Act of 1933, as amended and Regulation D promulgated thereunder) of 250,000 investment units at the price of $1.00 per unit (each unit consists of 1 share of Series F Stock and a warrant to purchase one share of Common Stock). Each share of Series F Stock may be converted into one share of the Company's Common Stock. The exercise price of the Common Stock Purchase Warrants is $1.00 per share. The document evidencing this financing includes provisions that, among other matters, give the investors the right to appoint two directors to the Board of Directors, certain registration rights, and the right of first refusal on financing offerings by the Company during the twelve (12) months following the closing of the financing.

      Investors in Series F stock consisted of individual accredited investors as well as institutional investors. Finders' fees in the amount of 100,000 units to one finder, and $32,500 to another finder, were paid.

Item 3.     Defaults Upon Senior Securities.

            None.

Item 4.     Submission of Matters to a Vote of Security Holders.

            None.

Item 5.     Other Information.

      In July 1996, the Company introduced an alpha test of its Internet demonstration of Burstware Sockets(TM) featuring an audio clip from the world renowned rock band U2. Alpha test software is being designed to operate with PC computers and computer modems. This alpha test has been designed to demonstrate the viability of Burstware Sockets(TM) as an Internet product for the distribution of audio in faster-than-real-time.

      As of September 12, 1996, the Company's Burstware(TM) technology had been selected and publicly presented as the enabling software to facilitate video-on-demand and instant video transmission services for The Business Channel LLC, a recent joint venture between The Williams Companies Inc., and the Public Broadcasting Service (PBS). Currently, two of the four development projects, that are in process pursuant to the Development and License Agreement with Vyvx, Inc., a wholly owned subsidiary of The Williams Companies Inc., are planned for use in conjunction with the video transmission services for The Business Channel LLC.

      During the third quarter of 1996, the Company entered into a Settlement Agreement with Mr. Bennett Johnston regarding finder's and consulting fees related to the Series F Financing referred to hereinabove. Mr. Johnston introduced one of the institutional investors in said financing to the Company. As a result of this introduction, the Settlement Agreement provides, among other things, that Johnston shall receive the amount of $32,500 as a finder's fee resulting from the investment of said institutional investor. Moreover, Johnston shall receive deferred consulting fees pursuant to a Consulting Agreement entered into between Johnston and the Company dated April 1994. The Settlement Agreement provides for the payment of all fees described herein with an initial cash payment of $42,500 and monthly payments thereafter in the the amount of $5,000 each (for an aggregate of $80,000 of such additional cash payments).

Item 6. Exhibits and Reports on Form 8-K.

         The Company filed a Report on Form 8-K dated January 31, 1996, reporting information under Item 5. - Other Events.

                                   SIGNATURES



      In accordance with the Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    INSTANT VIDEO TECHNOLOGIES, INC.



Date:  January 15, 1997             By /s/ GARY R. FAMILIAN
                                       ----------------------------------
                                       Gary R. Familian, President, Chief
                                       Executive Officer, and Treasurer

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

      (a)    3.  EXHIBITS.

Exhibit           Description               Location              Sequential
-------           -----------               --------              ----------
No.                                                                Page No.
---                                                                --------
3.1          Articles of             Incorporated by reference to      --
             Incorporation and       Exhibit Nos. 3.1 and 3.2 to
             Bylaws                  Registrant's Form S-18
                                     Registration Statement (No.
                                     33-35580-D)

3.2          Bylaws, as amended      Incorporated by reference to      --
                                     Exhibit No. 3.2 to
                                     Registrant's Form SB-2
                                     Registration Statement (No.
                                     33-69914)

3.3          Certificate of          Incorporated by reference to      --
             Amendment to            Exhibit No. 3.3 to
             Certificate of          Registrant's Form SB-2
             Incorporation filed     Registration Statement (No.
             August 19, 1992         33-69914)

3.4          Statement               Incorporated by reference to      --
             Establishing Series D   Exhibit No. 3.4 to
             Preferred Stock         Registrant's Form SB-2
                                     Registration Statement (No.
                                     33-69914)

3.5          Statement               Incorporated by reference to      --
             Establishing Series E   Exhibit No. 3.5 to
             Preferred Stock         Registrants Form 10-KSB for
                                     year ended December 31, 1994

3.6          Statement               Incorporated by reference to      --
             Establishing Series F   Exhibit No. 3.6 to
             Preferred Stock         Registrants Form 10-KSB for
                                     year ended December 31, 1995

10.1         Amended Plan of         Incorporated by reference to      --
             Agreement and           Exhibit No. 10 to
             Reorganization Among    Registrant's Current Report
             Catalina Capital        on Form 8-K dated August 17,
             Corp., Explore          1992.
             Technology, Inc. and
             certain officers,
             directors and
             shareholders of
             Catalina Capital
             Corp. and Explore
             Technology, Inc.

10.2         Employment Agreement    Incorporated by reference to      --
             with Wayne Van Dyck     Exhibit No. 10.2 to
                                     Registrant's Report on Form
                                     10-KSB for the
                                     period ended December 31, 1992.

10.3         Employment Agreement    Incorporated by reference to      --
             with Richard Lang       Exhibit No. 10.3 to
                                     Registrant's Report on Form
                                     10-KSB for the
                                     period ended December 31, 1992.

10.4         Repurchase Option       Incorporated by reference to      --
             Agreement with          Exhibit No. 10.4 to
             Richard Lang            Registrant's Report on Form
                                     10-KSB for the period ended
                                     December 31, 1992.

10.5         Repurchase Option       Incorporated by reference to      --
             Agreement with Lisa     Exhibit No. 10.5 to
             Walters                 Registrant's Report on Form
                                     10-KSB for the period ended
                                     December 31, 1992.

10.6         Repurchase Option       Incorporated by reference to      --
             Agreement with Peter    Exhibit No. 10.6 to
             Spiess                  Registrant's Report on Form
                                     10-KSB for the period ended
                                     December 31, 1992.

10.7         License Agreement       Incorporated by reference to      --
             with Singularity        Exhibit No. 10.6 to
             Corporation             Registrant's Report on Form
                                     10-KSB for the period ended
                                     December 31, 1992.

10.8         Amended 1992 Stock      Incorporated by reference to      --
             Incentive Plan          Exhibit 10.8 to Registrant's
                                     Report on Form 10-KSB for the
                                     year ended December 31, 1993

10.9         Office Lease for 500    Incorporated by reference to      --
             Sansome Street          Exhibit No. 10.6 to
                                     Registrant's Report on Form
                                     10-KSB for the period ended
                                     December 31, 1992.

10.10        Settlement Agreement    Incorporated by reference to      --
             with Wayne Van Dyck     Exhibit 10.10 to Registrant's
             and Promissory Note     Report on Form 10-KSB for the
             to Wayne Van Dyck, as   year ended December 31, 1993
             amended

10.11        Master License          Incorporated by reference to      --
             Agreement with Burst    Exhibit 10.11 to Registrant's
             Communications Pty      Report on Form 10-KSB for the
             Ltd.                    year ended December 31, 1993

10.12        License Agreement       Incorporated by reference to      --
             with VI-FACTS, Inc.     Exhibit 10.12 to Registrant's
                                     Report on Form 10-KSB for the
                                     year ended December 31, 1993

10.13        Consulting Agreement    Incorporated by reference to      --
             with Gary R. Familian   Exhibit 10.13 to Registrant's
                                     Report on Form 10-KSB for the
                                     year ended December 31, 1993

10.14        Memorandum of           Incorporated by reference to      --
             Understanding with      Exhibit 10.14 to Registrant's
             525 Post Production     Report on Form 10-KSB for the
             Company                 year ended December 31, 1993

10.15        Third  Amendment to     Incorporated by reference to      --
             Lease for 500 Sansome   Exhibit 10.15 to Registrant's
             Street                  Report on Form 10-KSB for the
                                     year ended December 31, 1993

10.16        Credit Facility with    Incorporated by reference to      --
             Draysec Finance         Exhibit 10.16 to Registrant's
             Limited                 Report on Form 10-KSB for the
                                     year ended December 31, 1993

10.17        Promissory Note to      Incorporated by reference to      --
             Draysec Finance         Exhibit 10.17 to Registrant's
             Limited                 Report on Form 10-KSB for the
                                     year ended December 31, 1993

10.18        Amendment to Master     Incorporated by reference to      --
             License Agreement       Exhibit 10.18 to Registrant's
             with Burst              Report on Form 10-KSB for the
             Communications Pty      year ended December 31, 1994
             Ltd.

10.19        Amendment No. 1 to      Incorporated by reference to      --
             Credit Facility with    Exhibit 10.19 to Registrant's
             Draysec Finance         Report on Form 10-KSB for the
             Limited                 year ended December 31, 1994

10.20        Second Promissory       Incorporated by reference to      --
             Note to Draysec         Exhibit 10.20 to Registrant's
             Finance Limited         Report on Form 10-KSB for the
                                     year ended December 31, 1994

10.21        Fourth Amendment to     Incorporated by reference to      --
             Lease for 500 Sansome   Exhibit 10.21 to Registrant's
             Street                  Report on Form 10-KSB for the
                                     year ended December 31, 1995

10.22        Employment Agreement    Incorporated by reference to      --
             with Gary R. Familian   Exhibit 10.22 to Registrant's
                                     Report on Form 10-KSB for the
                                     year ended December 31, 1995

10.23        Employment Agreement    Incorporated by reference to      --
             with Richard A. Lang    Exhibit 10.23 to Registrant's
                                     Report on Form 10-KSB for the
                                     year ended December 31, 1995

10.24        Employment Agreement    Incorporated by reference to      --
             with Therese A. Webb    Exhibit 10.24 to Registrant's
             Stacy                   Report on Form 10-KSB for the
                                     year ended December 31, 1995

10.25        Consulting Agreement    Incorporated by reference to      --
             with Lisa Walters       Exhibit 10.25 to Registrant's
                                     Report on Form 10-KSB for the
                                     year ended December 31, 1995

10.26        Letter Agreement with   Incorporated by reference to      --
             The Mill (Facility)     Exhibit 10.26 to Registrant's
             Limited                 Report on Form 10-KSB for the
                                     year ended December 31, 1995

10.27        Memorandum of           Incorporated by reference to      --
             Understanding with      Exhibit 10.27 to Registrant's
             Vyvx, Inc.              Report on Form 10-KSB for the
                                     year ended December 31, 1995

10.28        Unit Purchase           Incorporated by reference to      --
             Agreement pertaining    Exhibit 10.28 to Registrant's
             to Series F             Report on Form 10-KSB for the
             Convertible Preferred   year ended December 31, 1995
             Stock

10.29        Fifth Amendment to      Incorporated by reference to      --
             Lease for 500 Sansome   Exhibit 10.29 to Registrant's
             Street                  Report on Form 10-QSB for the
                                     quarter ended March 31, 1996

10.30        Sixth Amendment to      Attached                          18
             Lease for 500 Sansome
             Street

10.31        Development and         Attached                          21
             License Agreement
             with Vyvx, Inc. dated
             July 3, 1996

10.32        Marketing Alliance      Attached                          30
             Agreement with Vyvx,
             Inc. dated July 3,
             1996

10.33        Settlement Agreement    Attached                          38
             with Bennett Johnston

11.1         Earnings per share      Incorporate by reference
             calculation for         Exhibit 11.1 to Registrant's
             December 31, 1995       report on form 10-QSB for the
             and 1994                quarter ended March 31, 1996.

21           Subsidiaries of the     Incorporated by reference to      --
             Registrant              Exhibit No. 22 to
                                     Registrant's Report on Form
                                     10-KSB for the period ended
                                     December 31, 1992.

27           Financial Data          Attached
             Schedule


      (b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the quarter ended September 30, 1996.