Form 10KSB
period 1996-12-31
INSTANT VIDEO TECHNOLOGIES INC
filed 1997-05-29
CIK 865753

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of
    1934 No (No fee required)

         For the Fiscal Year ended: December 31, 1996

                                       OR

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)

         For the transition period from:

         Commission File No. 33-35580-D

                        INSTANT VIDEO TECHNOLOGIES, INC.
          (NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                     84-1141967
       (State or Other Jurisdiction of           (I.R.S. Employer Identification Number)
        Incorporation or Organization)

        500 Sansome Street, Suite 503
       San Francisco, California 94111                            94111
   (Address of Principal Executive Offices,                     (Zip Code)

                                 (415) 391-4455
                (Issuer's Telephone Number, Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act: None.
Securities Registered Pursuant to Section 12(g) of the Act: None.

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. [N/A]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [N/A]

State Issuer's revenues for its most recent fiscal year: $1,457,597.

As of April 15, 1997, 4,803,553 shares of Common Stock were outstanding, and the aggregate market value of the Common Stock of the Registrant held by nonaffiliates was approximately $2,300,000.

Documents incorporated by reference: None.
This Form 10-KSB consists of 35 pages. The Exhibit Index begins on page 36.

================================================================================

              SPECIAL NOTICE REGARDING FORWARD-LOOKING STATEMENTS

     Certain information in this Report includes forward-looking statements within the meaning of applicable securities laws that involve substantial risks and uncertainties including, but not limited to, market acceptance of the Company's products and new technologies, the sufficiency of financial resources available to the Company, economic, competitive, governmental and technological factors affecting the Company's operations, markets, services, and prices, and other factors described in this Report and in prior filings with the Securities and Exchange Commission. The Company's actual results could differ materially from those suggested or implied by any forward-looking statements as a result of such risks.

                                     PART I

ITEM 1: DESCRIPTION OF BUSINESS.

DEVELOPMENT OF THE COMPANY

     Instant Video Technologies, Inc. (the "Company") was organized as a Delaware corporation on April 27, 1990, under the name "Catalina Capital Corporation," for the purpose of obtaining funding and creating a vehicle by which it could take advantage of business opportunities. In April, 1991, the Company completed a public offering of units consisting of Common Stock and Warrants to Purchase Common Stock. The net proceeds of that offering to the Company amounted to approximately $133,500.

     On August 17, 1992, the Company acquired all of the outstanding stock of Explore Technology, Inc. ("Explore") in exchange for the issuance of shares of the Company's Common and Preferred Stock. Since then, the Company has been engaged in the business of developing, patenting and commercializing products and applications for the faster-than-real-time transmission of multimedia content material over local and wide area networks.

     The Company is currently engaged in the on-going commercialization of its technologies by licensing them to major companies in the fields of post-production, communications, and broadcasting.

BUSINESS OF COMPANY

  Overview

     The Company's primary objective is to become a worldwide licensor of Burstware(TM) (software), the Company's interactive network transmission technology, for use within commercial, multimedia and interactive network environments. The Company also intends to expand the number of patents contained within its patent portfolio, and develop additional Burstware(TM) products and applications.

     In order to reach this objective, the Company intends to continue to use the following strategies:

     - Expand the Company's efficient and effective organization of experienced professionals with expertise in the areas of technology development, intellectual property development and licensing, marketing, finance, and product management.

     - Continue designing, engineering, marketing and licensing Burstware(TM) technology to the post-production, entertainment, distance learning, and telecommunications industries.

     - Establish strategic relationships worldwide.

     - Expand the Company's patent portfolio.

  Burst Technology

     Although burst technology incorporates principles that can be embodied in both hardware and software products, the Company's principle product is a suite of software products that has been developed to enable the faster-than-real-time transmission of multimedia content material. The Company refers to this line of software as Burstware(TM). Burstware(TM) incorporates many of the intellectual properties contained in the

Company's patent portfolio pertaining to the faster-than-real-time transmission of audio and video data, and is a level five session layer between the file server application and the TCP/IP stack. Burstware(TM) optimizes network bandwidth and manages the scheduling of content material from the server. Therefore, Burstware(TM) improves the performance of interactive networks.

     The Company's time-compression methodology combines a number of different technologies to allow a computer server to transmit entire multimedia programs in a matter of seconds or minutes (depending upon bandwidth) to a receiving client. In this way, communication lines are immediately clear for the next burst transmission or for other uses. This time-compression saves both time and money and provides network efficiency and effectiveness not available in any real-time delivery system. Burstware(TM) is network, protocol, and compression algorithm independent. Burstware(TM) has potential applications in business, communications, entertainment, education, and consumer markets.

     Athena Burstware(TM) was developed during 1994 and 1995, is a Burstware(TM) product that utilizes a 486/66, or faster PC, with 16MB of RAM, a high-speed 520MB (or larger) hard drive, and a REALmagic video playback card. The Athena Burstware(TM)system consists of a UNIX-based server and multiple PC clients. Athena operates within all high-speed network environments, contains drivers for TCP/IP and ATM protocols and can accommodate various compression algorithms. The Athena server contains digitized compressed multimedia content material which can be selected by each client PC. During playback, the CPU activity, state of the client buffers, and burst-rate are controlled by the server in order to maximize the system's performance. The Athena Burstware(TM) system has demonstrated the following: (1) the feasibility of the Company's faster-than-real-time transmission capability over LANs (local area network) and WANs (wide area network) currently available from public carriers; and, (2) illustrates the benefits of faster-than-real-time communications for distribution of multimedia content material.

     Burstware Viewer(TM) is a Burstware(TM) application that enables users of high-speed networks to preview video in faster-thanreal-time. The Burstware Viewer(TM) incorporates Burstware(TM) software that connects servers utilizing Solaris, UNIX, or OS/2 operating systems to client PCs with Windows 3.1 or Windows 95 operating systems, via a Netscape Navigator and Microsoft Explorer browsers. The Burstware Viewer(TM), currently being marketed to the post-production and telecommunications industries, has been publicly demonstrated and licensed by Vyvx, Inc.

  Methods of Distribution

The Company's primary means of distribution is through the licensing of its Burstware(TM) products and applications to third parties. Distribution has been accomplished through direct licensing to third parties and through strategic alliances.

     THE MILL

     In August 1995, the Company granted a site license for the use of Athena Burstware(TM) to The Mill (Facility) Limited ("The Mill"), an internationally recognized post-production facility in London, England. This license has resulted in the company receiving license fee revenue in the amount of approximately $586,600 for 1995. The license also provides the Company with an opportunity to receive license fee revenue in the amount of approximately $293,000 (assuming a conversion rate of $1.55 on L189,000) per year for 1996 and 1997. The terms of the Agreement include that: (1) The Mill shall receive a one-year non-exclusive license to utilize software that results from the Company's Athena Project for use in conjunction with its post-production activities; and (2) The Mill shall retain the ability to renew this license for two one-year periods. During 1996, $126,970 in license fees were paid to the Company.

     In March 1997, the Mill's license was transferred to Sohonet, a full service ATM-switched network utilized by the post-production community in London, England, of which The Mill is a member.

     VYVX, INC.

     In January 1996, the Company granted a license to Vyvx, Inc., a wholly-owned subsidiary of The Williams Companies, Inc. and a nationwide network provider for video distribution. The license grants Vyvx the right to use Burstware(TM), in the form of the Burstware Viewer(TM) for use on the Vyvx network.

     Under the License Agreement, payments were made to the Company pursuant to a schedule based on certain deliverables. In 1996, the Company realized revenue in the amount of $250,000 as a result of this license.

     As a result of the successful completion of the Burstware Viewer(TM), on July 3, 1996, Vyvx entered into a Development and License Agreement with the Company that provides for at least five additional technology development projects to be developed by the Company for Vyvx during the twelve month period following execution of the Agreement. The Agreement provides that the Company will grant to Vyvx an exclusive license for the first year of use of each completed product and a non-exclusive license to use each product thereafter. The Agreement provides for license fees in the minimum amount of $250,000 for each licensed product, payable pursuant to a deliverables schedule. At December 31, 1996, the Company had initiated four of these projects and had received related revenues of $480,000.

     Also on July 3, 1996, the Company entered into a strategic Marketing Alliance Agreement with Vyvx, Inc. By establishing this alliance, both Vyvx and the Company hope to capitalize on their combined technological expertise by marketing and distributing Burstware(TM) and connectivity to the Vyvx Network, within the target market of post-production facilities located within the United States, Great Britain, and selected cities in Canada. Pursuant to this Marketing Alliance Agreement, the Company was paid $250,000 for facilitation and administration of the parties' joint marketing efforts. Pursuant to an amendment to this Marketing Alliance Agreement, an additional payment of $250,000 per quarter shall be paid to the Company in order to extend the joint marketing activities. Each $250,000 payment is subject to a $25,000 withhold that will be paid in full subject to the successful completion of certain milestones. As of December 31, 1996, the Company received a total of $500,000 related to the Marketing Alliance Agreement.

     INTERTAINER, INC.

     In August 1996, the Company entered into an agreement with Intertainer, Inc., the developer of a unique user interface and entertainment program service enabled by Burstware(TM) for the domestic and international high-bandwidth computer and television market. The Agreement provides the Company with the unlimited use of the Intertainer user interface and all content material attached for non-commercial demonstration applications, in exchange for the Company paying $35,000 of the costs associated with the design and development of the interface. The Company is currently utilizing the Intertainer user interface in conjunction with demonstrations of Burstware(TM) to third parties. The Company has designed and developed a Burstware application called Burstware Xtra(TM). Burstware Xtra(TM) is used in conjunction with the Intertainer user interface. Burstware Xtra(TM) allows full-motion MPEG video to be played through Macromedia Director software. The Intertainer user interface has been built in Director.

     BURST COMMUNICATIONS PTY LTD.

     Effective April 1994, the Company entered into a Master License Agreement with Burst Communications Pty Ltd. ("BCPL"), an Australian corporation, pursuant to which the Company has granted it an exclusive license to use the Company's patents, and to sublicense their use to third parties in Australia, New Zealand, China, Hong Kong, Singapore, and certain other Pacific Rim countries. As consideration for this license, BCPL was required to pay a license fee of $250,000, payable in installments through June 30, 1995. However, in order to assist BCPL in directing its financial resources toward its marketing activities relating to the Company's intellectual properties, the Company agreed to waive $50,000 of the license fee, reducing the total fee to $200,000 which has now been paid. In addition, BCPL is required to pay royalties ranging from 5% to 10% of gross income on products sold by BCPL, and 50% of the gross income received by BCPL on sublicenses of the patent rights. The license fee paid by BCPL will be offset against these royalty requirements.

     The term of the Master License Agreement is for a period of five years. However, if BCPL fails to pay the Company at least $550,000 in royalty revenue within the first three years of the agreement, the license will be non-exclusive for the last two years.

     If the Company receives $550,000 in royalties within the first three years of the agreement and at least $1,500,000 in royalty revenue during the period from April 15, 1997 to April 15, 1999, BCPL will have the right to extend the agreement an additional five years. If BCPL extends the agreement for an additional five years, it will be required to deliver at least $1,000,000 in royalty revenue each year of such extension or the license will become non-exclusive for the remainder of the extension.

     OPTION TO OBTAIN LICENSE

     In June 1994, the Company entered into an agreement with an entity engaged in the installation and operation of systems used for transmitting program materials pursuant to which that entity received an option to obtain a non-exclusive royalty bearing license under the Company's patents. The Company received $25,000 for granting a one-year option. The option may be extended by the holder up to three additional one-year periods by making additional payments that increase each year. In June 1995, the Company received $30,000 to extend the option for one year, and in June 1996, the Company received $35,000 to extend the option for another year. The agreement also provides that the Company will not sue the option holder with respect to systems currently held by the option holder for a period of one year, a period which may be extended by making the payments referred to above.

  Engineering and Product Development/Status of New Products

     In January 1994, the Company revised its original strategic plan the result of which has been the refocusing of the Company's resources on the design, development and deployment of Burstware(TM) products and applications.

     Research and development costs for Athena amounted to $64,539 during 1994 and $122,674 in 1995. These costs are attributed to the development of the Athena Burstware(TM) demonstration system, as well as to the additional research and preparation of future Burstware(TM) applications and products. During 1996, the Company's research and development costs for Burstware(TM) products and applications totaled $48,588. This amount resulted from increased development and licensing activities during 1996.

     The Company recently developed Burstware Xtra(TM). This Burstware(TM) application enables interactive multimedia product developers utilizing Macromedia Director software to incorporate full-motion MPEG compressed video content material into their products. Burstware Xtra(TM) is a plug-in that operates in conjunction with Director. Macromedia Director is the software of choice for more than 80% of the interactive multimedia products produced world wide.

     The Company is developing Burstware CD(TM), a Burstware(TM) application that improves the quality of video content material contained on CD-ROMs when played on a 2x or 4x CD drive installed in a PC with a 486/66 to Pentium CPU's.

  Competition

     The Company is primarily engaged in the development and commercial licensing of the intellectual properties currently contained within the Company's patent portfolio, its Burstware(TM) technology, and future intellectual properties and software that may be developed by the Company and/or third parties that are contained within the Company's patent portfolio. The Company believes that intellectual properties currently contained within the Company's patent portfolio are unique.

     The Company is not aware of anyone or any other company that offers a product or application that contains the functionality of Burstware(TM). However, there are many companies within the technology industry that have substantially greater financial, technical, personnel and other resources than the Company and have established reputations for success in the development, licensing, sale and service of their products and technology. Certain of these competitors dominate their industries and have the necessary financial resources to enable them to withstand substantial price competition or downturns in the market for audio and video transmission.

     There are a growing number of companies focusing on video distribution over LANs and WANs through the use of streaming technology. The Company believes that streaming does not offer the versatility, bandwidth optimization, and server management that Burstware(TM) provides.

     The markets for the technology and products being developed by the Company are characterized by rapid changes and evolving industry standards. As a result, certain companies may be developing technologies or products of which the Company is unaware which may be functionally similar, or superior, to some or all of those being developed by the Company. In addition, the ability of the Company to compete will depend on its ability to complete development and introduce to the marketplace in a timely and cost-competitive manner its proposed products and technology, to continually enhance and improve such products and technology, to adapt its proposed products, to be compatible with products and network configurations designed by others, and to successfully develop and market new products and technology. There is no assurance that the Company will be able to compete successfully, that its competitors or future competitors will not develop technologies or products that render the Company's products and technology obsolete or less marketable, or that the Company will be able to successfully enhance its proposed products or technology or adapt them satisfactorily.

  Major Customer

     The January 1996 license with Vyvx, Inc. has now been expanded to five license agreements, resulting in Vyvx being the Company's major customer.

     Vyvx has assisted the Company with the migration of its technology development and product licensing to third parties. In addition, the Company is proactively marketing its technology products and applications worldwide to network providers other than Vyvx. These activities have resulted in technology trials with various communications companies including NYNEX Cablecomms Ltd., and the British Broadcasting Company.

  Patents and Trademarks

     The Company holds five U.S. patents. The first three patents describe a broad class of machine systems and methods that allow a user to view, edit, and store video/audio information, and to send and receive the data associated with that video/audio information over high-speed data networks in less time than is normally required to actually view or listen to the programming. The fourth and fifth describe particular distribution methods designed to deliver video/audio information via remote systems. The Company has additional patents pending in the United States. These patents cover the technologies associated with its burst technology, describing hardware, software, and network architecture.

     The Company's patents are as follows: "Audio/video transceiver apparatus including compression means" (Patent No. 4,963,995, dated October 16, 1990); "Audio/video transceiver apparatus including compression means, random access storage means, and microwave transceiver means" (Patent No. 5,057,932, dated October 15, 1991); "Method for handling audio/video source information" (Patent No. 5,164,839, dated November 17, 1992); "Audio/video file server including decompression/playback means" (Patent No. 5,262,875, dated November 16, 1993); and "Broadcast video burst transmission cyclic distribution apparatus and method" (Patent No. 08/011,972, dated August 8, 1995.) The Company has also a sixth U.S. patent pending: "Dynamically-configured multimedia network system and method using segmented burst video transmissions" (Filing No. 08/281,368, dated May 24, 1994.)

     The Company has been granted an Australian patent (627841), which duplicates the subject matter of the first two U.S. patents (4,963,995 and 5,057,932), and has filed for a number of additional international patents in countries worldwide.

     There can be no assurance that the patents presently held by the Company are enforceable, particularly in view of the high cost of patent litigation, nor can there be any assurance that the Company will derive any competitive advantages from them. To the extent that patents are not issued for any other products developed by the Company, the Company would be subject to more competition. The issuance of patents may be insufficient to prevent competitors from essentially duplicating the product by designing around the patent aspects. In addition, there can be no assurance that the Company's products will not infringe on patents owned by others, license to which may not be available to the Company, nor that competitors will not develop functionally similar products outside the protection of any patents the Company has or may obtain.

     The Company has registered the trademark "INSTANT VIDEO," and has applied for trademark registration for "BURSTWARE" and "BURSTAID."

  Employees

     As of March 31, 1997, the Company has seven full-time employees and retains the services of outside consultants on an as-required basis.

ITEM 2. DESCRIPTION OF PROPERTY.

     The Company presently occupies 2,328 square feet of office space at 500 Sansome Street, Suite 503, San Francisco, California pursuant to a lease that is presently on a month to month basis. The lease provides for rent of $3,104 per month and a three-month security deposit. The Company is evaluating its space requirements and suitable additional or substitute space is currently being sought in order to accommodate expansion.

ITEM 3. LEGAL PROCEEDINGS.

     There are no pending legal proceedings involving the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     During the first half of 1996, the Company amended its Articles of Incorporation and authorized the issuance of up to 5,000,000 shares of Series F Convertible Preferred Stock and Warrants to purchase Common Stock of the Company. As a result, the Company obtained financing in the net amount of $1,450,000 through the sale of 1,475,000 shares of Series F Convertible Preferred Stock and Warrants to purchase 1,475,000 shares of Common Stock of the Company. The price of each Unit is $1.00; the Preferred Stock may be converted 1:1 for shares of the Company's Common Stock; and the exercise price of the Common Stock Purchase Warrants is $1.00 per share. The document evidencing this financing include provisions that, among other matters, give the investors the right to appoint two directors to the Board of Directors, registration rights, and the right of first refusal on financing offerings by the Company during the twelve (12) month period following the closing of the financing. This matter was submitted to a vote of the Company's shareholders (via written consents executed by the majority shareholders).

     In January 1997, the Delaware Chancery Court granted a petition submitted by the Company with regard to the correction of an administrative error during 1992, in which the former legal counsel of the Company omitted to file an amendment to the Company's Articles of Incorporation with the State of Delaware formally effecting the Company's 14:1 reverse stock split, which had been approved by the Company's majority shareholders in 1992. Upon mandate, the amendment effecting the 14:1 reverse stock split was resubmitted for vote of the Company's majority shareholders, and was again ratified, and was filed with the Delaware Chancery Court on March 7, 1997.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

     The Company's Common Stock is traded on the over-the-counter market and is quoted on the NASD's OTC Bulletin Board under the symbol "IVDO." The following table sets forth the closing high and low bid prices of the Common Stock for the periods indicated. These prices are believed to be representative inter-dealer quotations, without retail markup, markdown or commissions, and may not represent prices at which actual transactions occurred.

                                                                          BID
                                                                -----------------------
                            QUARTER ENDED                         HIGH            LOW
        ------------------------------------------------------  --------        -------
        March 31, 1995........................................  $0.50           $0.25
        June 30, 1995.........................................  $1.50           $0.375
        September 30, 1995....................................  $1.50           $0.625
        December 31, 1995.....................................  $1.375          $0.75
        March 31, 1996........................................  $2.125          $0.75
        June 30, 1996.........................................  $4.00           $1.625
        September 30, 1996....................................  $2.75           $1.375
        December 31, 1996.....................................  $1.1875         $1.00

HOLDERS

     The number of holders of record of the Company's $.00001 par value Common Stock at December 31, 1996 was approximately 216. This does not include shareholders who hold stock in their accounts at broker/dealers.

DIVIDENDS

     Holders of Common Stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. No dividends have been paid with respect to the Company's Common Stock and no dividends are anticipated to be paid in the foreseeable future. It is the present policy of the Board of Directors to retain all earnings to provide for the growth of the Company. Payment of cash dividends in the future will depend, among other things, upon the Company's future earnings, requirements for capital improvements and financial condition.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Over the course of the past two years, the Company has migrated from licensing the intellectual properties contained in its patent portfolio to developing, marketing, and licensing software products and applications that cover the faster-than-real-time transmission of audio and video programming. This type of transmission is referred to as "burst." The Company's software is called Burstware(TM), and incorporates the teachings of the Company's patent portfolio. Over the next twelve months and beyond, the Company intends to continue pursuing (a) an aggressive licensing agenda focused on its patents and software, and (b) a Burstware(TM) development program, with the long-term goal of establishing the Company's intellectual properties and Burstware(TM) as a primary means of faster-than-real-time transmission of multimedia content material.

     In order to accomplish these goals, the Company has organized a core group of employees and consultants with extensive experience in the fields of licensing, marketing, administration, technology, patents, and law. As the Company's growth requires, this team shall be augmented. For example, over the past two years the Company has relied extensively on the assistance of an outside development firm, NPS Associates, for the development of its Burstware(TM) products and applications. Over the next twelve months, the Company intends to add in-house technology and licensing staff, as necessary.

     The Company has increased its revenue in the past three years from $55,000 for the year ended December 31, 1994, to $1,458,000 for the year ended December 31, 1996, as a result of the shift from attempting to license patent rights to licensing marketable products and applications. The majority of this revenue has come from two major customers, Vyvx, Inc. and The Mill. The Company is proactively marketing its technology products and applications to network providers other than Vyvx, worldwide. These activities have resulted in technology trials with certain communications companies, such as NYNEX Cablecomms Ltd., and the British Broadcasting Company.

     In the present and near future, the Company will follow a plan to specifically target the post-production, and telecommunications industries for licensing agreements, alliances and strategic partnerships. In so doing, the Company hopes to increase revenue, form relationships that will increase its visibility in these relevant fields, and provide opportunities for new technological development to meet the growing needs of these industries.

PRODUCT DEVELOPMENT

     In addition to licensing its patents and software, the Company has and shall continue to work both independently and with its licensees and strategic partners to accelerate the development and deployment of the specific, protected, and proprietary hardware and software products necessary to exploit the market for faster-than-real-time audio and video transmission.

     During 1995, the Company developed its first software application utilizing the technologies contained in its patent portfolio. Athena Burstware(TM) was created as a demonstration to show faster-than-real-time delivery and 30-frame-persecond (industry standard) playback of high quality audio and video over a closed network.

     Since then the Company has developed the Burstware Viewer(TM), a Burstware(TM) application for use within the commercial marketplace. The Burstware Viewer(TM) has been licensed to Vyvx, Inc.

     The Company is in the process of establishing strategic alliances for the purpose of joint technology development and licensing.

     The Company recognizes the challenges associated with marketing Internet based products and applications. Therefore, the Company intends to continue to focus its energies and resources on the development of products and applications for intranet, extranet, and enterprise network applications.

FINANCIAL CONDITION

     Since January 1994, the Company has raised nearly $2.8 million in capital through the issuance of various financial instruments. Revenue for the year of 1994 totaled $55,792. Revenue for 1995 totaled $665,781, and revenue for 1996 totaled $1,457,597.

     On December 31, 1994, the Company had a working capital deficit of approximately $925,000. During 1995, the Company continued to restructure its short-term debt and raise approximately $325,000 through the private sale of Common and Preferred Stock. During 1996, the Company received an additional $1,450,000 net proceeds from the sale of Series F Convertible Preferred Stock ("Series F Stock") and a warrant to purchase one share of Common Stock, and further restructured its short-term debt through the conversion of a $150,000 promissory note and $20,000 of accrued interest into Common Stock. In addition, Draysec Finance Ltd. has provided an ongoing Credit Facility in the amount of $500,000. As a result of the Company's financing and the increase in revenues, it has met its operating expenses goal for 1996.

     Due to financing activities through the sale of Preferred Stock, as well as additional product development and licensing in the marketplace, the Company believes that it will have sufficient cash available for operations planned for 1997. The Company anticipates that it will be able to raise additional capital as needed through the issuance of additional stock and/or warrants. There is no guarantee that the proposed additional capital financing will be forthcoming this year. Financing may not be available or may have a dilutive effect on current stockholders' equity.

RESULTS OF OPERATIONS

     During the year ended December 31, 1996, the Company received license fees in the amount of $1,391,970 and realized revenue in the amount of $1,457,597. Of the $1,457,597 in revenue realized, $50,268 represented deferred license revenue from prior years. Deferred revenue was earned on certain licensed products during fiscal year 1996 for which payment was received during fiscal years 1994 and 1995.

     Costs and expenses during the year ended December 31, 1996, totaled $1,803,948 as compared to $1,036,435 during the year ended December 31, 1995. The increase was primarily due to Burstware(TM) project costs, the hiring of additional human resources, the increase in travel related expenses, and compensation expense resulting from stock options issued to non employees.

     Research and development expenses for 1995 totaled $122,674. For 1996, research and development expenses totaled $48,588. Research and development costs are reflected separately from other costs and expenses and were directly expensed as incurred. These costs decreased in 1996 because the Company has succeeded in developing products and applications for which it has license agreements. Research and development costs pertain to the development of Athena Burstware(TM), which has been licensed to The Mill, and the development of the Burstware Viewer(TM) and Burstware Xtra(TM). The Burstware Viewer(TM) has been licensed to Vyvx, Inc. The Burstware(TM) products are regularly upgraded to insure compatibility with enhanced networks. The Company continues to combine its research and development activities with licensed product development wherever possible.

     The Company incurred a net loss per common share of $.09 per share during the fiscal year ended December 31, 1996, as compared to a net loss of $.11 per share during the fiscal year ended December 31, 1995. During the last quarter of 1996, the Company recognized net income of $.06 per share prior to an adjustment for non-cash stock option compensation to an affiliate and non-employees.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1996, the Company had a working capital deficit of $185,994 as compared to a working capital deficit of $1,375,405 at December 31, 1995. The decreased deficit was primarily due to the decrease in notes payable, deferred revenue, and accrued payroll during 1996.

     Cash used in operating activities totaled $818,782 during the year ended December 31, 1996, as compared to cash used in operating activities of $322,792 during the year ended December 31, 1995. The increase was primarily a result of excess billings on uncompleted contracts, liquidation of accounts payable, and deferred revenue. The increase was partially offset by $150,000 of compensation expense resulting from options issued to non-employees.

     Cash flows provided by financing activities during the year ended December 31, 1996, were $1,070,482 as compared to $358,733 during the prior year. The increase was due to the proceeds from the sale of Preferred Stock. This increase is partially offset by repayment of debt during 1996.

     The Company presently has no commitments for material capital expenditures. During the period subsequent to year-end, the Company realized cash from operating activities in excess of budgeted amount, and cash from investor exercise of warrants that provided positive cash flow. Management believes that there will be sufficient cash available from operating, financing and investing activities to meet Company obligations for at least the twelve-month period ended March 31, 1998.

ITEM 7.  FINANCIAL STATEMENTS.

     The financial statements are set forth on pages F-1 through F-16 hereto. Financial Statement schedules are not required and have therefore been omitted.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     As of March 27, 1997, the Board of Directors of the Company has elected to dismiss Evers & Company Ltd. as its certifying accountant and replace Evers & Company with KPMG Peat Marwick LLP, pending completion of the necessary client approval process. The client approval was complete as of April 11, 1997.

     This change has been approved by the Company's board of directors, and is a result of the Company's desire to utilize the services of a national accounting firm. There is no time in the past two years that the former accountant's report on the financial statements contained an adverse opinion or disclaimer of opinion, or was modified as to uncertainty, audit scope, or accounting principles.

     During the two most recent fiscal years and through March 27, 1997, preceding the dismissal of Evers and Company, there were no disagreements with the former accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the former accountants, would have caused them to make reference to the subject matter of the disagreements in connection with their reports.

     During the two most recent fiscal years, and any subsequent interim period prior to engaging KPMG Peat Marwick LLP, neither the Company nor someone on its behalf consulted with KPMG Peat Marwick LLP regarding (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements, or (ii) any matter that was either the subject of a disagreement or a reportable event.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

     The Directors and Executive Officers of the Company are as follows:

               NAME                  AGE                POSITIONS AND OFFICES HELD
-----------------------------------  ----    -------------------------------------------------
Gary R. Familian                      54     Chairman of the Board, President, Chief Executive
                                             Officer, and Director
Richard Lang                          43     Director
O. J. Kilkenny                        48     Director
John J. Micek III                     42     Secretary, Treasurer and Director
Therese A. Stacy                      50     Executive Vice President Business Development

     On December 3, 1996, the Company's Board of Directors met and voted on certain positions with respect to the Board. At this meeting, the Board accepted the resignation of Mr. Lang as the Company's Treasurer. Mr. Familian was appointed Interim Treasurer. John J. Micek III was nominated to hold the position of Treasurer and accepted effective April 27, 1997. The Board also accepted Mr. Lang's resignation as Chairman, and nominated Mr. Familian as Chairman subject to the hiring of a Chief Operating Officer and the execution of a Settlement Agreement between Mr. Lang and the Company regarding his employment status with the Company. The Company has no audit or nominating committee, but does have a compensation committee consisting of O. J. Kilkenny, John J. Micek III and Richard Lang. Mr. Familian and Ms. Stacy are husband and wife.

     The following sets forth biographical information as to the business experience of each Director and Officer of the Company for at least the past five years:

     Gary R. Familian has been President, Chief Operating Officer and a Director of the Company since November 1994. He assumed the responsibilities of Chairman effective January 31, 1997, and Chief Executive Officer effective September 1995, at such time the Company executed an employment Agreement with Mr. Familian. From August 1993 to November 1994, he served as a consultant to the Company with regard to the development of the Company's strategic plan, negotiation of license agreements, effecting a reduction of overhead costs, and other matters. Mr. Familian was a strategic planning and administrative services consultant to AND Interactive Communications, an interactive multi-media development and production company located in Southern California, from 1992 to 1993. From 1989 to 1993, he was also a strategic planning and administrative services consultant to American Photographic Archives based in Cleveland, Ohio. Mr. Familian has also worked with several other entities in which he administered corporate strategic planning programs, organized and directed sales, marketing, advertising, business affairs programs, and managed research and development activities. Mr. Familian received a B.S. Degree in Industrial Management from the University of Southern California in 1963, and engaged in graduate studies in Economics and Finance at the University of California at Los Angeles in 1964. Mr. Familian is actively involved as a volunteer for various non-profit and community organizations.

     Richard Lang currently serves as Director of the Company. Mr. Lang served as Chairman of the Board and Treasurer of the Company until January 31, 1997. He had served as Chairman of the Board, CEO and Treasurer of the Company from December 1993 to September 1995, and as a Director of the Company since August 1992. He also served as President of the Company from December 1993 to November 1994, as Vice President from August 1992 until February 1993, and as Vice Chairman of the Board from February 1993 to December 1993. He has been a Director of the Company's subsidiary, Explore Technology, Inc., since February 1990, and served as its President from February 1990 to August 1992. Mr. Lang was also a co-founder of Go-Video.

     O. J. Kilkenny has been a Director of the Company since August 1992. Mr. Kilkenny is Senior Partner of O. J. Kilkenny & Co., a firm of chartered accountants in Ireland. He received a Bachelors Degree in Commerce from Dublin University in 1969, and became a fellow of the Institute of Chartered Accountants in Ireland, England and Wales in 1982. Mr. Kilkenny became a Director of the Company as a representative of Draysec Finance Limited, a principal shareholder of the Company.

     John J. Micek III has been a Director of the Company since April 1990, Treasurer effective April 27, 1997, Secretary since January 1994, and served as the Company's President from April 1990 to August 1992. Since April 1994, Mr. Micek has been general counsel for U.S. Electricar in San Francisco, California. From January 1989 to March 1994, Mr. Micek practiced law in Palo Alto, California. He has served as a Director of Armanino Foods of Distinction, Inc., a publicly-held specialty food manufacturer in Hayward, California, since February 1988. He also serves as a Director of Universal Group, Inc., a Midwest group of insurance companies, and Cole Publishing Company in Northern California. He received a Bachelor of Arts Degree in History from the University of Santa Clara in 1974 and a Juris Doctorate from the University of San Francisco School of Law in 1979.

     Therese A. Webb Stacy has been Executive Vice President of Business Development for the Company since January 1997, and served as Vice President of Business Development since January 4, 1996. Prior to that, Ms. Stacy served as consulting Director of International Sales and Marketing for the Company. Ms. Stacy is also the Director of Stacy & Associates Corporate Development Consultants, works with Fortune 500 companies in the areas of sales and marketing development, corporate strategic planning, and executive management training. She has designed and coordinated the implementation of sales and marketing projects in retail, wholesale, and development companies. Her work includes projects designed for General Motors, United Auto Workers, Toyota, Hilton Hotels, U.S. Steel and United Airlines. Also, she has directed projects for National Football League teams, police and fire departments, the U.S. military, and federal and state governmental agencies; and lectured extensively in the U.S. and abroad on global sales, marketing and leadership development.

     All Directors of the Company will hold office until the next annual meeting of the shareholders and until their successors have been elected and qualified.

     The Officers of the Company are elected by the Board of Directors, and hold office until their death, or until they shall resign or have been removed from office.

KEY CONSULTANTS

     Nathaniel Polish, Ph.D. serves as the Company's Director of Technology and has conceptualized and developed Burstware(TM) on a work-for-hire basis. He has founded and managed several high technology companies specializing in the development and manufacturing of portable computer products. Dr. Polish has also served as a consultant to the computer industry for over 15 years, with clients ranging from small entrepreneurial start-up companies to Fortune 500 corporations. In conjunction with his consulting work, Dr. Polish has provided electronic and computer development services for a wide range of companies and products. He received his Ph.D. in Computer Science, specializing in Computer Speech, from Columbia University in 1993.

ITEM 10. EXECUTIVE COMPENSATION.

     The following table sets forth information regarding executive compensation for the Company's Chief Executive Officer and officers who received compensation in excess of $100,000 for the years ended December 31, 1994, 1995 and 1996.

                           SUMMARY COMPENSATION TABLE

                                                                         LONG-TERM COMPENSATION
                                                                    ---------------------------------
                                                                           AWARDS             PAYOUTS
                                       ANNUAL COMPENSATION          ---------------------     -------
                                   ----------------------------     RESTRICTED   OPTIONS/      SARS       ALL
                           OTHER                         OTHER        ANNUAL      STOCK       PAYOUTS    LTIP
   NAME AND PRINCIPAL      YEAR     SALARY      BONUS    COMP.       AWARD(S)    (NUMBER)       ALL      COMP.
-------------------------  -----   --------     -----   -------     ----------   --------     -------   -------
Gary R. Familian.........  1996    $180,000      -0-    $47,852(8)      -0-        -0-          -0-       -0-
  President and Chief      1995    $ 52,500(2)   -0-    $16,887(3)      -0-      150,000 (4)    -0-     $85,000(5)
  Executive Officer(1)
Richard Lang.............  1996    $ 48,000      -0-                    -0-        -0-          -0-     $ 3,000
  Chairman of the Board    1995    $ 76,000      -0-      -0-           -0-      616,000 (6)    -0-     $ 3,000(7)
  and Chief Executive      1994    $ 95,000      -0-      -0-           -0-       50,000        -0-       -0-
  Officer(2)
  Therese A. Webb Stacy..  1996    $ 79,500      -0-    $62,067(9)      -0-      171,000        -0-     $ 6,000(10)
Business Development
Executive Vice President

---------------

 (1) Mr. Lang became President of the Company effective in December 1993. In March 1994, his title was changed to Chairman of the Board and Chief Executive Officer. Effective September 15, 1995, his title remained Chairman of the Board and Gary R. Familian assumed the responsibilities of Chief Executive Officer. Effective January 31, 1997, Mr. Lang remains a member of the Board of Directors and Mr. Familian assumed the responsibility of Chairman.

 (2) Mr. Familian began to receive salary from the Company in the amount of $15,000 per month beginning
     September 16, 1995.

 (3) Represents lease payments for automobile and apartment.

 (4) Upon the signing of Mr. Familian's Employment Agreement with the Company, he was granted an option to purchase 150,000 shares of the Company's Common Stock at an exercise price of $1.00 per share. During 1996, said option was returned by Mr. Familian and cancelled by the Company.

 (5) This amount represents consulting fees received during the period of time from August 1993, to November 1994. During this time, additional consulting fees in the total amount of $50,750 had been accrued by Mr. Familian, and waived pursuant to an Agreement dated July 15, 1995.

 (6) This amount represents options to purchase common stock of the Company that is held in the Joint Revocable Declaration of Trust of Lisa Marie Walters and Richard Alain Lang, of which Mr. Lang is a trustee and beneficiary.

 (7) This amount represents a monthly car allowance made payable to Mr. Lang in the amount of $250 per month.

 (8) Represents an advance of lease payments for automobile and apartment.

 (9) This amount represents sales/licensing commissions during 1996.

(10) This amount represents consulting fees paid in January 1996.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                  PERCENT OF
                                                TOTAL OPTIONS/                        MARKET
                                   OPTIONS/      SARS GRANTED        EXERCISE         PRICE
                                     SARS        TO EMPLOYEES         OR BASE        ON DATE      EXPIRATION
              NAME                 (NUMBER)     IN FISCAL YEAR     PRICE ($/SH)      OF GRANT        DATE
---------------------------------  --------     --------------     -------------     --------     ----------
Gary R. Familian.................     N/A             N/A               N/A             N/A           N/A
Richard Lang.....................     N/A             N/A               N/A             N/A           N/A

                       AGGREGATED OPTION/SAR EXERCISES IN
                 LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

                                                                 SECURITIES UNDERLYING     VALUE OF UNEXERCISED
                                                                  UNEXERCISED OPTIONS          IN THE MONEY
                                    ACQUIRED ON                     SARS AT FY-END           OPTIONS/SARS AT
                                     EXERCISE        VALUE           EXERCISABLE/          FY-END EXERCISABLE/
               NAME                  (NUMBER)       REALIZED         UNEXERCISABLE            UNEXERCISABLE
----------------------------------  -----------     --------     ---------------------     --------------------
Gary R. Familian..................      -0-            -0-                  N/A                       N/A
Richard Lang......................      -0-            -0-              189,000                  $189,000
Therese A. Stacy..................      -0-            -0-              171,000                  $171,000

     Gary R. Familian, who is currently Chairman, Chief Executive Officer and President of the Company, served in the capacity of President and Chief Executive Officer since September 1995, and served in the capacity of President and Chief Operating Officer of the Company since November 1994. During the period of August 1993 to November 1994, Mr. Familian worked for the Company in the capacity of a consultant during which time he accrued consulting fees in the total amount of $50,750, which was subsequently waived. In March 1994, the Company also issued an option to Mr. Familian to purchase 50,000 shares of Common Stock at $2.55 per share through March 20, 2004. Mr. Familian subsequently assigned these options to other persons.

     At the time Mr. Familian executed his Employment Agreement with the Company, effective September 1, 1995, he agreed to waive payment of all accrued compensation that was accrued under his previous Consulting Agreement with the Company. At that time, Mr. Familian received an option to purchase 150,000 shares of the Company's Common Stock at the exercise price of $1.00 per share. Mr. Familian has since returned said option which has been canceled by the Company. Mr. Familian's Employment Agreement with the Company also provides for future incentive options to be granted subject to certain increases in the price of the Company's Common Stock. The performance criteria are measured during the last calendar month of the Company's fiscal year and is predicated upon the price of the Company's stock during the last fiscal month ending December 31, 1995. Pursuant to the terms of this Agreement, Mr. Familian did not qualify for issuance of any options for fiscal year ended December 31, 1995, or for fiscal year ended December 31, 1996.

     During 1994, Richard Lang served as Chairman of the Board and Chief Executive Officer of the Company, and received compensation in the amount of $95,000. From September 15, 1995 to January 31, 1997, Mr. Lang has served as Chairman of the Board, and received compensation in the amount of $4,000 per month. During the year of 1995, Mr. Lang received a total of $93,091, of which $17,091 related to payment of prior year accruals. During 1996, Mr. Lang received total compensation in the amount of $51,000 in addition to the payment of accrued compensation in the amount of $183,288. On December 31, 1994, the balance due to him was approximately $85,000, which carried through December 31, 1995. In February 1996, $79,644 had been paid to reduce this balance due. As of December 31, 1996 the remaining balance has been paid to Mr. Lang.

     Mr. Lang has agreed in writing that any and all inventions, improvements, discoveries, etc., relating to the Company's Instant Video(TM) technology that were originally in his name or worked on during his tenure with the Company are now the sole property of the Company pursuant to assignment. Mr. Lang has also agreed not to disclose confidential matters to persons other than authorized Company personnel. Furthermore, he has agreed that during the term of his employment with the Company, and for a period of three years after the termination of his employment, he will not engage in a business that competes with the Company, without the Company's consent.

     Although Directors do not receive compensation for their services as Directors as such, Directors may be reimbursed for expenses incurred in attending Board meetings.

STOCK INCENTIVE PLAN

     In November 1992, the Board of Directors adopted the 1992 Stock Incentive Plan (the "Plan") which was subsequently amended in December 1992, in April, August and September 1993, and was approved by the Company's shareholders in October 1993. The Plan provides that options may be granted to any employee (including officers), director or consultant of the Company or any parent or subsidiary of the Company and that restricted stock may be awarded or sold. Incentive stock options may only be granted to employees. The Company has reserved 3,000,000 shares of the Company's Common Stock for issuance under the Plan. As of December 31, 1996, the Company has issued stock options at exercise prices ranging from $1.00 per share to $3.75 per share. The following table contains information concerning the stock option grants made to each of the named officers.

                                                                  NUMBER         EXERCISE
                                                                 OF SHARES        PRICE
                                                                 ---------       --------
        Richard Lang...........................................   366,000(1)      $ 1.00
        Gary R. Familian.......................................   150,000(2)      $ 1.00
        Therese A. Webb Stacy..................................   171,000(3)      $ 1.00

---------------
(1) Mr. Lang received options pursuant to his Employment Agreement with the Company, effective September 1, 1995, and for being a member of the Board of Directors.

(2) Mr. Familian received options to purchase 150,000 shares of the Company's common stock upon the execution of his Employment Agreement with the Company, effective September 1, 1995. During 1996 said options were returned by Mr. Familian and canceled by the Company.

(3) Ms. Stacy received certain options pursuant to her Consulting Agreement with the Company dated July 11, 1995. Additional options were issued to Ms. Stacy pursuant to her Employment Agreement with the Company. Certain of the options granted to Ms. Stacy have been assigned to third parties. This number reflects the options currently held by Ms. Stacy.

     In 1996, the Company granted both incentive and non-statutory stock options to purchase shares of the Company's Common Stock to employees and key consultants to the Company.

     The Company believes that grants of stock options and awards of restricted stock motivate high levels of performance, provide an effective means of recognizing employee contributions to the Company's success, and assist the Company in recruiting and retaining highly qualified personnel who are in great demand. The Board believes that the ability to grant options and make awards of restricted stock under the Plan, including, in certain cases, non-qualified stock options at below fair market value, will be important to the future success of the Company. These stock options will be expensed to the statement of operations during the period granted and vested.

     Options granted under the Plan may be either "incentive stock options," as defined in Section 422 of the Internal Revenue Code, or non-qualified stock options. The Plan has been and will be administered by the Compensation Committee of the Company's Board of Directors.

     The Board may amend the Plan at any time or from time to time or may terminate the Plan without approval of the stockholders; provided, however, that stockholder approval is required for any amendment to the Plan for which stockholder approval would be required under the federal securities laws or the Code. No action by the Board or stockholders may alter or impair any options previously granted under the Plan. In any event, the Plan shall terminate on November 5, 2002. Any options outstanding under the Plan at the time of its termination shall remain outstanding until they expire by their terms.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of December 31, 1996, the stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, each Officer and Director individually, and all Directors and Officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

                                                                      AMOUNT AND
                       NAME AND ADDRESS                                NATURE OF             PERCENT
                     OF BENEFICIAL OWNERS                        BENEFICIAL OWNERSHIP        OF CLASS
---------------------------------------------------------------  ---------------------       --------
Richard Lang...................................................        1,425,346(1)            27.0%
500 Sansome Street, Suite 503
San Francisco, CA 94111
G. Peter Spiess................................................          516,557(2)            10.8%
1509 West Frier Drive
Phoenix, AZ 85021
Draysec Finance Limited........................................        1,813,467(3)            35.2%
P.O. Box SS-5539
Nassau, Bahamas
O. J. Kilkenny.................................................           50,000(4)             1.0%
44 James Place East
Dublin, Ireland
John J. Micek III..............................................          117,358(5)             2.4%
5 Thomas Mellon Circle, #305
San Francisco, CA 94134
Wayne Van Dyck.................................................          323,813(6)             6.5%
1001 Bridgeway, Suite 304
Sausalito, CA 94965
Mercer Management, Inc.........................................          662,072(7)            13.0%
135 Lake Street South, Suite 265
Kirkland, WA 98033
Therese A. Webb Stacy..........................................          171,000(8)             3.4%
500 Sansome Street, Suite 503
San Francisco, CA 94111
Storie Partners LLP............................................        1,400,000(9)            22.6%
One Bush Street, Suite 1350
San Francisco, CA 94104
Mindful Partners LLP...........................................          600,000(10)           11.1%
591 Redwood Hwy., Suite 5295
Mill Valley, CA 94941
Delaware Charter Guaranty......................................          150,000(11)            3.0%
Trust Company FBO Stuart
L. Rudick IRA Rollover
591 Redwood Hwy., Suite 5295
Mill Valley, CA 94941
Reed Slatkin...................................................          400,000(12)            7.6%
11684 Ventura Blvd., Suite 922
Studio City, CA 91604
All Directors and..............................................        1,763,704               31.8%
Officers as a Group (4 Persons)

---------------
 (1) Includes 959,346 shares of Common Stock and 116,000 options to purchase common stock owned of record by the Joint Revocable Declaration of Trust of Lisa Marie Walters and Richard Alain Lang, of which Mr. Lang is a trustee and beneficiary. Also includes 50,000 shares underlying options held by Mr. Lang and 50,000 shares underlying options held by Mr. Lang's wife, Lisa Walters. Mr. Lang and

     Ms. Walters also each granted the Company the option to purchase 92,956 shares of the Company's Common Stock (owned by each of them respectively) at a price of $1.40 per share at any time on or before December 31, 1996. This option which was transferred by the Company to Mercer Management, Inc. during December 1994, expired on December 31, 1996. As a result, the option to purchase 250,000 shares of common stock issued to the Joint Revocable Declaration of Trust of Lisa Marie Walters and Richard Alain Lang, the vesting of said options contingent upon the exercise of the Repurchase option held by Mercer Management, Inc., expired December 31, 1996.

 (2) Mr. Spiess granted the Company the option to purchase 128,028 shares of the Company's Common Stock owned by him at a price of $1.40 per share at any time on or before December 31, 1996. This option which was transferred by the Company to Mercer Management, Inc. during December 1994, expired on December 31, 1996.

 (3) Includes 1,263,467 shares of Common Stock owned by Draysec Finance Limited and 200,000 shares of Common Stock that resulted from the conversion of 2,800,000 shares of Series D Preferred Stock. Also includes 250,000 shares of Common Stock which may be purchased under stock options held by Draysec Finance Limited and 100,000 shares of Common Stock into which 100,000 shares of Series E Preferred Stock held by Draysec Finance Limited may be converted. Draysec had been issued an option to purchase 200,000 shares of common stock, the vesting of which was contingent upon the exercise of certain Repurchase Options issued to Mercer Management, Inc. as described hereinabove. The Repurchase Options expired December 31, 1996, and, as a result, the contingency options issued to Draysec also expired December 31, 1996.

 (4) Represents 50,000 shares underlying options held by Mr. Kilkenny. During 1996, these options were assigned to a third party.

 (5) Includes 67,358 shares of Common Stock held by Mr. Micek and 50,000 shares underlying options held by him.

 (6) Includes 123,813 shares of Common Stock held by Mr. Van Dyck. Also includes 200,000 shares of Common Stock underlying options held by Mr. Van Dyck.

 (7) Includes 333,500 shares of common stock owned and 28,572 shares of Common Stock from which 400,000 shares of Series D Convertible Preferred Stock have been converted and are held by Gordon Rock, who is President of and controls Mercer Management, Inc. Also includes 300,000 shares of Common Stock into which 300,000 shares of Series E Convertible Preferred Stock held by Mercer Management, Inc. may be converted. 313,913 shares underlying repurchase options previously held by the Company and assigned to Mercer Management, Inc. expired as of December 31, 1996.

 (8) Represents 85,000 shares underlying options held by Ms. Stacy that were granted pursuant to her Consulting Agreement with the Company, and 100,000 shares underlying options held by Ms. Stacy pursuant to her Employment Agreement with the Company. Subsequent to the granting of said options, 14,000 options have been assigned to third parties.

 (9) Includes 700,000 shares of Series F Convertible Preferred Stock and 700,000 warrants to purchase common stock of the Company.

(10) Includes 600,000 shares of Series F Convertible Preferred Stock and 600,000 warrants to purchase common stock of the Company. Stuart L. Rudick is the General Partner of Mindful Partners LLP.

(11) Includes 75,000 shares of Series F Convertible Preferred Stock and 75,000 warrants to purchase common stock of the Company.

(12) Includes 200,000 shares of Series F Convertible Preferred Stock and 200,000 warrants to purchase common stock of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Certain Repurchase Options were granted to the Company by Richard Lang, an Officer, Director and Principal Shareholder of the Company, and Lisa Walters and Peter Spiess, Principal Shareholders and former

Officers and Directors of the Company. These options provided that the Company had the right to repurchase shares from these persons at a price of $1.40 per share. These Repurchase Options expired December 31, 1996.

TRANSACTIONS WITH DRAYSEC FINANCE LIMITED

     During December 1992, Draysec Finance Limited, a principal shareholder of the Company, participated in a private offering to accredited investors of Series D Convertible Preferred Stock at a price of $.25 per share. These shares of preferred stock are convertible into Common Stock at the rate of 14 shares of Preferred Stock for one share of Common Stock. Draysec Finance Limited purchased 2,800,000 shares of Series D Convertible Preferred Stock in this offering. During the quarter ended December 31, 1995, Draysec converted its shares of Series D Preferred Stock in exchange for 200,000 shares of the Company's Common Stock.

     During the first half of 1994, Draysec Finance Limited purchased 100,000 shares of Series E Convertible Preferred Stock for $100,000 in cash. Such shares are convertible into 100,000 shares of Common Stock.

     During 1994, Draysec Finance Limited agreed to provide up to $250,000 to the Company under a credit facility to the Company. As partial consideration for providing such loan and credit facility, Draysec Finance Limited also received an option to purchase 50,000 shares of Common Stock at $1.00 per share through November 20, 2000.

     During 1995, Draysec Finance Limited increased the credit facility established in 1994 to $500,000. The additional loan is unsecured, due November 20, 1996, and bears interest at 8% per annum. As partial consideration for this loan and increased credit facility, Draysec Finance Limited received an additional option to purchase 50,000 shares of Common Stock at $1.00 per share through November 20, 2000.

     In August 1995, Draysec arranged for the issuance of a letter of credit in order to secure a $250,000 bank loan. In consideration for providing this letter of credit, Draysec was granted options to purchase 250,000 shares of Common Stock of the Company to be exercised on or before 2005, at an exercise price of $1.00 per share. Subsequently, Draysec assigned an option to purchase 100,000 shares of the Company's stock relating to this granting to the bank issuing the letter of credit.

     During the year of 1996, the Company repaid its bank loan secured by the letter of credit provided by Draysec, and the balance of the Credit Facility provided by Draysec to the Company increased from $28,750 in 1995, to $90,000.

INVESTMENTS BY PRINCIPAL SHAREHOLDER

     During 1994, Gordon Rock, through Mercer Management, Inc., a company which Mr. Rock controls and of which he is president, agreed to purchase 262,000 shares of Common Stock for $150,000 in cash and $112,000 in the form of the conversion of a promissory note and interest on such note. He also received 71,500 shares of Common Stock as consideration for providing this financing. Mercer Management, Inc. also agreed to purchase 300,000 shares of Series E Convertible Preferred Stock for $300,000 in cash which shares will be convertible into 300,000 shares of Common Stock, and converted 400,000 shares of Series D Convertible Preferred Stock into 28,571 shares of the Company's Common Stock. As a result of these transactions, Mr. Rock is a Principal Shareholder of the Company. Mercer Management had also received options to purchase 313,913 shares of Common Stock at a price of $1.40 per share from certain Officers and Principal Shareholders of the Company. These options expired on December 31, 1996.

OTHER TRANSACTIONS

     Lisa Walters, a principal shareholder of the Company and the wife of Richard Lang, served as a consultant to the Company during 1996. During the year ended December 31, 1994, Lisa Walters earned $37,750 as a consultant to the Company. As of December 31, 1994, $14,375 of this amount had been paid. During 1995, the Company entered into a new Consulting Agreement with Lisa Walters in which it was agreed that Ms. Walters shall receive a monthly compensation in the amount of $1,000, commencing January 4, 1995. A total of $9,000 had been paid to Lisa Walters for consulting services rendered for fiscal year ended December 31, 1995. Consulting fees for the fiscal year ended December 31, 1996 totaled $12,000. As of December 31, 1996, all consulting fees and deferred compensation from previous years were assigned by Ms. Walters to Mr. Lang, and was paid in full.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Instant Video Technologies, Inc.:

     We have audited the accompanying consolidated balance sheet of Instant Video Technologies, Inc. and subsidiary as of December 31, 1996 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Instant Video Technologies, Inc. and subsidiary as of December 31, 1996, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

                                        KPMG Peat Marwick LLP

April 17, 1997

                INSTANT VIDEO TECHNOLOGIES, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995

                                                                           1996         1995
                                                                         --------     --------
Current assets:
  Cash and cash equivalents............................................  $208,613        4,346
  Accounts receivable..................................................     1,421           --
  Costs and estimated earnings in excess of billings on uncompleted
     contracts.........................................................   136,400           --
  Prepaid expenses.....................................................     8,648       25,161
                                                                         --------      -------
     Total current assets..............................................   355,082       29,507
                                                                         --------      -------
Property and equipment, net............................................    72,322       50,176
Patents, net of accumulated amortization of $121,365 in 1996 and
  $90,365 in 1995......................................................   121,108      143,991
Other assets...........................................................    52,670       15,181
                                                                         --------      -------
                                                                         $601,182      238,855
                                                                         ========      =======

          See accompanying notes to consolidated financial statements.

                        INSTANT VIDEO TECHNOLOGIES, INC.

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995

                                                                       1996            1995
                                                                    -----------     -----------
Current liabilities:
  Bank line of credit.............................................  $        --     $   250,000
  Credit facility, related party..................................       90,000          28,750
  Convertible note payable........................................      141,000         241,305
  Note payable, other.............................................           --         100,993
  Deferred revenue................................................           --         159,032
  Accounts payable................................................      128,263         322,280
  Accrued expenses................................................      152,000         226,059
  Accrued interest................................................       29,813          76,493
                                                                    -----------     -----------
     Total current liabilities....................................      541,076       1,404,912
                                                                    -----------     -----------
Convertible notes payable.........................................           --         141,000
                                                                    -----------     -----------
Stockholders' (deficiency) equity
  Preferred stock, $.00001 par value, 20,000,000 shares
     authorized:
     Series D, 936,000 shares issued and outstanding in 1995......           --               9
     Series E, 500,000 shares issued and outstanding in 1996 and
      1995, liquidation preference of $1.00 per share.............            5               5
     Series F, 1,475,000 shares issued and outstanding in 1996....           15              --
  Common stock, $.00001 par value, 100,000,000 shares authorized:
     4,803,553 and 4,491,440 shares issued and outstanding in 1996
     and 1995.....................................................           50              45
  Additional paid in capital......................................    6,776,983       5,005,464
  Accumulated deficit.............................................   (6,716,947)     (6,312,580)
                                                                    -----------     -----------
     Net stockholders' (deficiency) equity........................       60,106      (1,307,057)
                                                                    -----------     -----------
Commitments and contingencies.....................................  $   601,182     $   238,855
                                                                    ===========     ===========

          See accompanying notes to consolidated financial statements.

                INSTANT VIDEO TECHNOLOGIES, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                                         1996           1995
                                                                      ----------     ----------
Revenue.............................................................  $1,457,597        665,781
Costs and expenses:
  Research and development..........................................      48,588        122,674
  Project costs.....................................................      78,195        106,865
  Depreciation and amortization.....................................      50,681         42,415
  Payroll and taxes.................................................     559,256        253,036
  Stock option compensation.........................................     150,000              0
  Other general and administrative..................................     917,228        511,445
                                                                      ----------     ----------
     Total costs and expenses.......................................   1,803,948      1,036,435
                                                                      ----------     ----------
     Loss from operations...........................................    (346,351)      (370,654)
                                                                      ----------     ----------
Other income (expense)
  Interest income...................................................         638             84
  Interest expense..................................................     (57,454)       (84,463)
                                                                      ----------     ----------
                                                                         (56,816)       (84,379)
                                                                      ----------     ----------
     Loss before income taxes.......................................    (403,167)      (455,033)
Income taxes........................................................      (1,200)        (1,600)
                                                                      ----------     ----------
     Net loss.......................................................  ($ 404,367)      (456,633)
                                                                      ==========     ==========
Net loss per common share...........................................       (0.09)         (0.11)
                                                                      ==========     ==========

          See accompanying notes to consolidated financial statements.

                INSTANT VIDEO TECHNOLOGIES, INC. AND SUBSIDIARY

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIENCY) EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

                                     COMMON STOCK        PREFERRED STOCK     ADDITIONAL                    STOCK
                                  ------------------   -------------------    PAID-IN     ACCUMULATED   SUBSCRIPTION
                                   SHARES     AMOUNT     SHARES     AMOUNT    CAPITAL       DEFICIT      RECEIVABLE      TOTAL
                                  ---------   ------   ----------   ------   ----------   -----------   ------------   ----------
Balance at December 31, 1994....  4,036,869    $ 40     6,300,000      63     4,805,420   (5,855,947)     (225,000)    (1,275,424)
Collection of stock
  subscription..................         --      --            --      --            --           --       225,000        225,000
Conversion of debt to common
  stock.........................    100,000       1            --      --        99,999           --            --        100,000
Stock issued for cash...........         --      --       100,000       1        99,999           --            --        100,000
Conversion of preferred stock to
  common stock..................    354,571       4    (4,964,000)    (50)           46           --            --             --
Net loss........................         --      --            --      --            --     (456,633)           --       (456,633)
                                  ---------     ---    -----------    ---     ---------   ----------      --------     ----------
Balance at December 31, 1995....  4,491,440      45     1,436,000      14     5,005,464   (6,312,580)           --     (1,307,057)
Preferred stock offering, net of
  costs of $25,000..............                 --     1,475,000      15     1,449,985           --            --      1,450,000
Exercise of stock options.......    109,256       1            --      --         1,529           --            --          1,530
Stock option issued in lieu of
  services performed............                  2            --      --       149,998           --            --        150,000
Conversion of debt and accrued
  interest......................    136,000       1            --      --       169,999           --            --        170,000
Conversion of preferred stock to
  common stock..................     66,857       1      (936,000)     (9)            8           --            --             --
Net loss........................         --      --            --      --            --     (404,367)           --       (404,367)
                                  ---------     ---    -----------    ---     ---------   ----------      --------     ----------
Balance at December 31, 1996....  4,803,553    $ 50     1,975,000      20     6,776,983   (6,716,947)           --         60,106
                                  =========     ===    ===========    ===     =========   ==========      ========     ==========

          See accompanying notes to consolidated financial statements.

               INSTANT VIDEO TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                                         1996          1995
                                                                      ----------     ---------
Cash flows from operating activities
  Net loss..........................................................  ($ 404,367)     (456,633)
  Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization..................................      50,681        42,415
     Stock option compensation......................................     150,000            --
     Increase in accounts receivable................................      (1,421)           --
     Increase in costs and estimated earnings in excess of billings
      on uncompleted contracts......................................    (136,400)           --
     Decrease (increase) in prepaid expenses........................      16,513       (21,967)
     Decrease (increase) in other assets............................     (40,000)       14,500
     Increase (decrease) in accounts payable........................    (194,017)       75,931
     Decrease in accrued expenses...................................     (74,059)      (17,659)
     Increase (decrease) in accrued interest........................     (26,680)       34,889
     Increase (decrease) in deferred revenue........................    (159,032)        5,732
                                                                      ----------     ---------
     Net cash used in operating activities..........................    (818,782)     (322,792)
                                                                      ----------     ---------
Cash flows from investing activities:
     Purchases of property and equipment............................     (36,022)      (27,238)
     Patent additions...............................................     (11,411)      (51,517)
                                                                      ----------     ---------
       Net cash used in investing activities........................     (47,433)      (78,755)
                                                                      ----------     ---------
Cash flows from financing activities:
     Proceeds from sale of stock....................................   1,451,530       100,000
     Collection of stock subscription...............................          --       225,000
     Proceeds from debt.............................................          --       250,000
     Repayment of debt..............................................    (381,048)     (216,267)
                                                                      ----------     ---------
       Net cash provided by financing activities....................   1,070,482       358,733
                                                                      ----------     ---------
Increase (decrease) in cash and cash equivalents....................     204,267       (42,814)
Cash and cash equivalents, beginning of year........................       4,346        47,160
                                                                      ----------     ---------
Cash and cash equivalents, end of year..............................  $  208,613         4,346
                                                                      ==========     =========

                                                                         1996          1995
                                                                      ----------     ---------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for income taxes............................................  $  1,200     $ 1,600
                                                                          ========     =======
  Cash paid for interest................................................  $104,134     $43,324
                                                                          ========     =======
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
  During 1995, debt of $100,000 was converted to common stock.
  During 1995, 4,964,000 shares of Series D preferred stock was converted to 354,571 shares of common stock.
  During 1996, debt of $150,000 and accrued interest of $20,000 were converted to common stock.
  During 1996, 936,000 shares of preferred stock was converted to 66,857 shares of common stock.
  During 1996, the Company granted stock options to various consultants, which resulted in $150,000 of compensation expense.

          See accompanying notes to consolidated financial statements.

                INSTANT VIDEO TECHNOLOGIES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Description of Business

     Instant Video Technologies, Inc. (the Company) licenses burst transmission software for use within commercial, multimedia and interactive environments. The burst technology allows for time compression and burst transmission of video/audio programming which results in time-savings, network efficiency and superior quality products.

  Liquidity

     Since inception, the Company has incurred development costs and other expenses resulting in losses of approximately $6,700,000, and the Company's current liabilities exceed current assets by approximately $186,000 at December 31, 1996. At December 31, 1995, the working capital deficit was $1,375,000.

     Notwithstanding this situation, the Company is now realizing revenue and was able to significantly reduce its current liabilities during 1996 as a result of a preferred stock offering. The Company currently has signed contracts which will result in approximately $1,520,000 in revenue during 1997. Management believes that it will continue to be able to sign new licenses during 1997, form strategic alliances with major corporations and obtain additional capital to continue developing and licensing its technology during the next fiscal year. The Company also has over $400,000 of availability under a line of credit from Draysec Finance Ltd. at December 31, 1996, which may be used to fund operations as needed. Management believes they will have sufficient cash to cover operations during 1997.

  Basis of Presentation

     The accompanying financial statements include the accounts of Instant Video Technologies, Inc. and its wholly-owned subsidiary, Explore Technology, Inc. All significant intercompany transactions and accounts have been eliminated in consolidation.

  Cash Equivalents

     Cash equivalents include money market accounts and other short-term investments with an original maturity of three months or less.

  Property and Equipment

     Property and equipment is recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which range from six to ten years.

  Patents

     Direct costs incurred to obtain patents are being capitalized and amortized over seven years using the straight-line method. Costs incurred to maintain patents are expensed as incurred.

  Revenue Recognition

     Revenues under milestone contracts generally are recognized under the percentage-of-completion method based on a ratio of cost incurred to date to estimated total costs of the milestone.

     License fee revenue is deferred and recorded as revenue over the term of the license. Transactions in foreign currencies are converted to U.S. dollar at prevailing market rates.

                INSTANT VIDEO TECHNOLOGIES, INC. AND SUBSIDIARY

  Research and Development

     Research and development costs, including contract services, are expensed as incurred. Software development costs are expensed as research and development until technological feasibility is established.

  Income Taxes

     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities; and, their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

  Net Loss Per Share

     Net loss per share is computed based upon the weighted average number of shares outstanding during the year, which was 4,579,829 in 1996 and 4,138,768 in 1995. Convertible debt, preferred stock, warrants, and options are considered antidilutive and were not considered in the calculation.

  Stock Options

     Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of APB Opinion No. 25, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation", which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant.

     Alternatively, SFAS No. 123, allows entities to continue to apply the provisions of APB No. 25, and provide pro forma net loss and pro forma loss per share disclosure for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123, had been applied. The Company has elected to continue to apply the provisions of APB No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

  Use of Estimates

     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

                INSTANT VIDEO TECHNOLOGIES, INC. AND SUBSIDIARY

(2) PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                                   1996         1995
                                                                 --------     --------
        Computer equipment.....................................  $ 90,984     $ 62,265
        Furniture..............................................    11,255        3,952
        Office equipment.......................................     6,685        6,685
                                                                 --------     --------
                                                                  108,924       72,902
        Less accumulated depreciation..........................   (36,602)     (22,726)
                                                                 --------     --------
                                                                 $ 72,322     $ 50,176
                                                                 ========     ========

(3) DEBT

     Debt consists of the following:

                                                                    DECEMBER 31,
                                                               -----------------------
                                                                 1996          1995
                                                               ---------     ---------
                          CONVERTIBLE NOTES
        8% unsecured note, interest and principal due at
          maturity, convertible at $4.50 per share, due
          November 1994, paid in 1996........................  $      --     $  91,305
        8% unsecured notes, interest and principal due at
          maturity, convertible at $4.50 per share, due from
          August 1997 through September 1997.................    141,000       141,000
        12% unsecured note, interest and principal due at
          maturity, convertible at $1.25 per share, due July
          1996, paid in 1996.................................         --       150,000
                                                               ---------     ---------
                                                                 141,000       382,305
        Less current portion.................................   (141,000)     (241,305)
                                                               ---------     ---------
                  Long-term portion..........................  $      --     $ 141,000
                                                               =========     =========
                           LINES OF CREDIT
        8% note payable to Draysec Finance Ltd. under a
          $500,000 line of credit, unsecured, no due date....  $  90,000     $  28,750
                                                               =========     =========
        $250,000 bank line of credit, secured by letter of
          credit guaranteed by Draysec Finance, Ltd.,
          interest payable monthly at the bank's reference
          rate plus 1.5%, principal due October 1, 1996. Line
          of credit paid in 1996 and is no longer
          available..........................................  $      --     $ 250,000
                                                               =========     =========

                                OTHER
        8% note payable to former president, unsecured
          principal and interest due June 30, 1995, paid in
          1996...............................................  $      --     $  88,500
        Various unsecured notes, at rates ranging from 7/12%
          due December 1995, paid in 1996....................         --        12,493
                                                               ---------     ---------
                                                               $      --     $ 100,933
                                                               =========     =========

All long-term debt matures in 1997.

                INSTANT VIDEO TECHNOLOGIES, INC. AND SUBSIDIARY

(4) PREFERRED STOCK

     During 1995, the Company issued 100,000 shares of Series E preferred for $100,000. Series E stock contains voting rights, but has no fixed dividends. Each share is convertible into one share of common stock through February 17, 1998 and has a liquidation preference of $1 per share.

     During 1996 and 1995, the holders of Series D preferred stock converted 936,000 and 4,964,000 shares into 66,857 and 354,571 shares of common stock, respectively. There are no shares of Series D outstanding at December 31, 1996.

     In February 1996, the Company amended its articles of incorporation and authorized the issuance of up to 5,000,000 shares of Series F Convertible Preferred Stock and warrants to purchase common stock of the Company. As a result, the Company obtained financing in the net amount of $1,450,000 of Series F Convertible Preferred Stock and warrants to purchase common stock of the Company.

     The price of each unit was $1.00 and each share of preferred stock may be converted into one share of the Company's common stock. The exercise price of the common stock warrants is also $1.00 per share. The offering grants the investors the right to appoint two directors, certain registration rights, and the right of first refusal on financing offerings for a limited period of time.

(5) STOCK OPTIONS AND WARRANTS

     On November 6, 1992, the Board of Directors adopted the 1992 Stock Incentive Plan. Under the plan, the Board may grant options to officers, key employees, directors and consultants. Incentive stock options may be granted at not less than 100% of the fair market value of the stock on the date the option is granted. The option price of stock not intended to qualify as incentive stock options may not be less than 85% of the fair market value on the date of grant. The maximum term of the options cannot exceed ten years. A total of 3,000,000 shares have been reserved for issuance under the plan.

     The per share weighted average fair value of stock options granted during 1996 and 1995 was $.22 and $.11 on the date of grant using the Black Scholes Model with the following weighted average assumptions: volatility of 65% for all years, expected dividend yield 0% for all years, risk free interest rate of 6 1/2% for all years and an expected life of 1.2 and 1.9 years, respectively.

     At December 31, 1996, the exercise price and weighted average remaining contractual life of options was $1.00 and 9 years, respectively.

     The Company applies APB No. 25, in accounting for its plan and, accordingly, $150,000 compensation cost for non employees has been recognized for its stock options in the financial statements.

     The Company also has a performance stock option plan with the Chief Executive Officer (CEO). The CEO is entitled to receive incentive stock options to purchase 10% of the increase in the stock price as defined in his employment agreement. The increase in the stock price is based on the period from July 15, 1995 through July 14, 1998. The performance criteria is measured in December. The CEO did not qualify for issuance of stock options under the performance plan for the year ended December 31, 1996 and 1995, respectively.

                INSTANT VIDEO TECHNOLOGIES, INC. AND SUBSIDIARY

     Stock option activity is as follows:

                                                                               WEIGHTED
                                                              NUMBER OF        AVERAGE
                                                               SHARES       EXERCISE PRICE
                                                              ---------     --------------
        Balance on December 31, 1994........................  1,285,697          1.87
        Options granted.....................................  1,905,274          1.03
        Options forfeited...................................         --            --
        Options expired.....................................         --            --
                                                              ---------          ----
        Balance on December 31, 1995........................  3,190,971          1.37
        Options granted.....................................    703,000          1.50
        Options exercised...................................   (109,256)          .01
        Options forfeited...................................   (606,000)         1.00
        Options expired.....................................   (313,941)         1.40
                                                              ---------          ----
        Balance on December 31, 1996........................  2,864,774          1.52
                                                              =========

     The difference between net loss and net loss per share as reported versus net loss and net loss per share had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123 is not material.

(6) LEASE COMMITMENTS

     The Company leases its office space and apartment under operating leases which are currently on a month-to-month basis. The monthly rent for the office and apartment is $3,104 and $3,000, respectively. Rent expense for the years ended December 31, 1996 and 1995 was $145,148 and $100,879, respectively.

(7) INCOME TAXES

     The Company had no federal income taxes in 1996 and 1995 due to its net loss and its accumulated losses. At December 31, 1996 and 1995, the Company had net operating loss carryforwards for federal income tax purposes of approximately $5,690,518 and $4,591,977, which, subject to annual limitations, are available to offset future taxable income, if any, through 2011 and net operating loss carryforwards for state income tax purposes of $2,232,131 and $1,682,860, which are available to offset future taxable income through 2001.

                INSTANT VIDEO TECHNOLOGIES, INC. AND SUBSIDIARY

     The temporary differences that give rise to deferred tax assets and liabilities at December 31, 1996 and 1995 are as follows:

                                                               1996            1995
                                                            -----------     -----------
        Deferred tax assets:
          Start-up costs..................................  $   259,721     $   432,867
          Accrued payroll.................................       25,688          79,990
          Deferred revenue................................           --          63,832
          Net operating loss carryforwards................    2,071,784       1,664,566
          R&E credit......................................      101,815         101,815
                                                            -----------     -----------
                  Total gross deferred tax assets.........    2,459,008       2,343,070
                  Less valuation allowance................   (2,408,343)     (2,293,418)
                                                            -----------     -----------
                  Net deferred tax assets.................       50,665          49,652
                                                            -----------     -----------
        Deferred tax liabilities:
          Patent..........................................      (45,705)        (44,777)
          Fixed assets....................................       (4,960)         (4,875)
                                                            -----------     -----------
                  Total gross deferred tax liabilities....      (50,665)        (49,652)
                                                            -----------     -----------
                  Net deferred tax asset..................  $        --     $        --
                                                            ===========     ===========

     The valuation allowance for deferred tax assets as of December 31, 1996 and 1995 was $2,408,343 and $2,293,418, respectively. The net change in the valuation allowance for the years ended December 31, 1996 and 1995 was an increase of $114,925 and an increase of $204,616, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.

(8) BUSINESS AND PRODUCT CONCENTRATIONS

     The Company's primary source of revenue is from the licensing of burst technology which generated $1,457,597 and $665,781 in revenue during 1996 and 1995, respectively. The Company's success is largely dependent on this product. Changes in desirability of the product in the marketplace may significantly effect management's estimates and the Company's performance.

     The Company's principal customers are located in Great Britain and Oklahoma. These customers accounted for substantially all of the Company's revenues in 1996 and 1995. The Company recognized $126,970 and $586,600 in foreign revenues in 1996 and 1995, respectively.

     During 1996, the Company used a single consulting firm for the majority of its research and product development work. This firm earned fees of approximately $362,000 in 1996. Management does not believe that it will need to depend on this firm as heavily in the future.

(9) DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standards No. 107 "Disclosures about Fair Value of Financial Instruments," requires that the Company disclose estimated fair values for its financial instruments. The following summary presents a description of the methodologies and assumptions used to determine such amounts.

  Limitations

     Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument; they are subjective in nature and involve uncertainties, matters

                INSTANT VIDEO TECHNOLOGIES, INC. AND SUBSIDIARY of judgment and, therefore, cannot be determined with precision. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holding of a particular instrument. Changes in assumptions could significantly affect these estimates.

     Since the fair value is estimated as of December 31, 1996 and 1995, the amounts that will actually be realized or paid in settlement of the instruments could be significantly different.

  Cash and Cash Equivalents

     The carrying amount is assumed to be the fair value because of the relative short maturity of the portfolio.

  Accounts Receivables

     The carrying amount is assumed to be the fair value because of the relative short repayment terms as compared to similar instruments.

  Accounts Payable and Accrued Expenses, and Notes Payable

     The carrying amount approximates fair value because of the short maturity of these instruments. The terms of the Company's note payable approximate the terms in the marketplace at which they could be replaced. Therefore, the fair market value approximates the carrying value of these financial instruments.

(10) LEGAL SETTLEMENTS

     In October of 1996, the Company entered into a settlement agreement in connection with the Company's Series F convertible stock financing pursuant to a consulting agreement. The settlement indicated $42,500 was paid in cash and in November of 1997, an additional 16 successive monthly payments of $5,000 each. $10,000 in aggregate is to be paid to the investor/consultant. In addition, two promissory notes were signed with a principal amount of $6,000 bearing 8% interest, and due on August 19, 1997 and $10,000 note bearing 8% interest, and due on February 24, 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                        INSTANT VIDEO TECHNOLOGIES, INC.

Dated: May 28, 1997                       By:      /s/ GARY R. FAMILIAN
                                            ------------------------------------
                                                    Chairman, President
                                                  Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                  SIGNATURE                               TITLE                   DATE
---------------------------------------------   --------------------------    -------------


            /s/ GARY R. FAMILIAN                Chairman, President,          May 28, 1997
---------------------------------------------   Chief Executive Officer,
              Gary R. Familian                  and Director

              /s/ RICHARD LANG                  Director                      May 28, 1997
---------------------------------------------
                Richard Lang

              /s/ O.J. KILKENNY                 Director                      May 28, 1997
---------------------------------------------
                O.J. Kilkenny

              /s/ JOHN J. MICEK                 Secretary, Treasurer, and     May 28, 1997
---------------------------------------------   Director
              John J. Micek III

              /s/ BRIAN MURPHY                  Director                      May 28, 1997
---------------------------------------------
                Brian Murphy

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  3. EXHIBITS.

  EXHIBIT                                                                                SEQUENTIAL
    NO.              DESCRIPTION                             LOCATION                     PAGE NO.
  -------   ------------------------------    ---------------------------------------    ----------
    3.1     Articles of Incorporation and     Incorporated by reference to Exhibit
            Bylaws                            Nos. 3.1 and 3.2 to Registrant's Form
                                              S-18 Registration Statement (No.
                                              33-35580-D).                                   --
    3.2     Bylaws, as amended                Incorporated by reference to Exhibit
                                              No. 3.2 to Registrant's Form SB-2
                                              Registration Statement (No. 33-69914).         --
    3.3     Certificate of Amendment to       Incorporated by reference to Exhibit
            Certificate of Incorporation      No. 3.3 to Registrant's Form SB-2
            filed August 19, 1992             Registration Statement (No. 33-69914).         --
    3.4     Statement Establishing Series     Incorporated by reference to Exhibit
            D Preferred Stock                 No. 3.4 to Registrant's Form SB-2
                                              Registration Statement (No. 33-69914).         --
    3.5     Statement Establishing Series     Incorporated by reference to Exhibit
            E Preferred Stock                 No. 3.5 to Registrant's Form 10-KSB for
                                              year ended December 31, 1994.                  --
    3.6     Statement Establishing Series     Incorporated by reference to Exhibit
            F Preferred Stock                 No. 3.6 to Registrant's Form 10-KSB for
                                              year ended December 31, 1994.                  --
   10.1     Amended Plan of Agreement and     Incorporated by reference to Exhibit
            Reorganization Among Catalina     No. 10 to Registrant's Current Report
            Capital Corp., Explore            on Form 8-K dated August 17, 1992.
            Technology, Inc. and certain
            officers, directors and
            shareholders of Catalina
            Capital Corp. and Explore
            Technology, Inc.                                                                 --
   10.2     Employment Agreement with         Incorporated by reference to Exhibit
            Wayne Van Dyck                    No. 10.2 to Registrant's Report on Form
                                              10-KSB for the period ended December
                                              31, 1992.                                      --
   10.3     Employment Agreement with         Incorporated by reference to Exhibit
            Richard Lang                      No. 10.3 to Registrant's Report on Form
                                              10-KSB for the period ended December
                                              31, 1992.                                      --
   10.4     Repurchase Option Agreement       Incorporated by reference to Exhibit
            with Richard Lang                 No. 10.4 to Registrant's Report on Form
                                              10-KSB for the period ended December
                                              31, 1992.                                      --
   10.5     Repurchase Option Agreement       Incorporated by reference to Exhibit
            with Lisa Walters                 No. 10.5 to Registrant's Report on Form
                                              10-KSB for the period ended December
                                              31, 1992.                                      --
   10.6     Repurchase Option Agreement       Incorporated by reference to Exhibit
            with Peter Spiess                 No. 10.6 to Registrant's Report on Form
                                              10-KSB for the period ended December
                                              31, 1992.                                      --
   10.7     License Agreement with            Incorporated by reference to Exhibit
            Singularity Corporation           No. 10.6 to Registrant's Report on Form
                                              10-KSB for the period ended December
                                              31, 1992.                                      --
   10.8     Amended 1992 Stock Incentive      Incorporated by reference to Exhibit
            Plan                              10.8 to Registrant's Report on Form
                                              10-KSB for the year ended December 31,
                                              1993.                                          --

  EXHIBIT                                                                                SEQUENTIAL
    NO.              DESCRIPTION                             LOCATION                     PAGE NO.
  -------   ------------------------------    ---------------------------------------    ----------
   10.9     Office Lease for 500 Sansome      Incorporated by reference to Exhibit
            Street                            No. 10.6 to Registrant's Report on Form
                                              10-KSB for the period ended December
                                              31, 1992.                                      --
   10.10    Settlement Agreement with         Incorporated by reference to Exhibit
            Wayne Van Dyck and Promissory     10.10 to Registrant's Report on Form
            Note to Wayne Van Dyck, as        10-KSB for the year ended December 31,
            amended                           1993.                                          --
   10.11    Master License Agreement with     Incorporated by reference to Exhibit
            Burst Communications Pty Ltd.     10.11 to Registrant's Report on Form
                                              10-KSB for the year ended December 31,
                                              1993.                                          --
   10.12    License Agreement with VI-        Incorporated by reference to Exhibit
            FACTS, Inc.                       10.12 to Registrant's Report on Form
                                              10-KSB for the year ended December 31,
                                              1993.                                          --
   10.13    Consulting Agreement with Gary    Incorporated by reference to Exhibit
            R. Familian                       10.13 to Registrant's Report on Form
                                              10-KSB for the year ended December 31,
                                              1993.                                          --
   10.14    Memorandum of Understanding       Incorporated by reference to Exhibit
            with 525 Post Production          10.14 to Registrant's Report on Form
            Company                           10-KSB for the year ended December 31,
                                              1993.                                          --
   10.15    Third Amendment to Lease for      Incorporated by reference to Exhibit
            500 Sansome Street                10.15 to Registrant's Report on Form
                                              10-KSB for the year ended December 31,
                                              1993.                                          --
   10.16    Credit Facility with Draysec      Incorporated by reference to Exhibit
            Finance Limited                   10.16 to Registrant's Report on Form
                                              10-KSB for the year ended December 31,
                                              1993.                                          --
   10.17    Promissory Note to Draysec        Incorporated by reference to Exhibit
            Finance Limited                   10.17 to Registrant's Report on Form
                                              10-KSB for the year ended December 31,
                                              1993.                                          --
   10.18    Amendment to Master License       Incorporated by reference to Exhibit
            Agreement with Burst              10.18 to Registrant's Report on Form
            Communications Pty Ltd.           10-KSB for the year ended December 31,
                                              1994.                                          --
   10.19    Amendment No. 1 to Credit         Incorporated by reference to Exhibit
            Facility with Draysec Finance     10.19 to Registrant's Report on Form
            Limited                           10-KSB for the year ended December 31,
                                              1994.                                          --
   10.20    Second Promissory Note to         Incorporated by reference to Exhibit
            Draysec Finance Limited           10.20 to Registrant's Report on Form
                                              10-KSB for the year ended December 31,
                                              1994.                                          --
   10.21    Fourth Amendment to Lease for     Incorporated by reference to Exhibit
            500 Sansome Street                10.21 to Registrant's Report on Form
                                              10-KSB for the quarter ended March 31,
                                              1995.                                          --
   10.22    Employment Agreement with Gary    Incorporated by reference to Exhibit
            R. Familian                       10.22 to Registrant's Report on Form
                                              10-QSB for the year ended December 31,
                                              1995.                                          --
   10.23    Employment Agreement with         Incorporated by reference to Exhibit
            Richard A. Lang                   10.23 to Registrant's Report on Form
                                              10-QSB for the year ended December 31,
                                              1995.                                          --
   10.24    Employment Agreement with         Incorporated by reference to Exhibit
            Therese A. Webb Stacy             10.24 to Registrant's Report on Form
                                              10-QSB for the year ended December 31,
                                              1995.                                          --
   10.25    Consulting Agreement with Lisa    Incorporated by reference to Exhibit
            Walters                           10.25 to Registrant's Report on Form
                                              10-QSB for the year ended December 31,
                                              1995.                                          --
   10.26    Letter Agreement with The Mill    Incorporated by reference to Exhibit
            (Facility) Limited                10.26 to Registrant's Report on Form
                                              10-QSB for the year ended December 31,
                                              1995.                                          --

  EXHIBIT                                                                                SEQUENTIAL
    NO.              DESCRIPTION                             LOCATION                     PAGE NO.
  -------   ------------------------------    ---------------------------------------    ----------
   10.27    Memorandum of Understanding       Incorporated by reference to Exhibit
            with Vyvx, Inc.                   10.27 to Registrant's Report on Form
                                              10-QSB for the year ended December 31,
                                              1995.                                          --
   10.28    Unit Purchase Agreement           Incorporated by reference to Exhibit
            pertaining to Series F            10.28 to Registrant's Report on Form
            Convertible Preferred Stock       10-QSB for the year ended December 31,
                                              1995.                                          --
   10.29    Fifth Amendment to Lease for      Incorporated by reference to Exhibit
            500 Sansome Street                10.29 to Registrant's Report on Form
                                              10-QSB for the quarter ended March 31,
                                              1996.                                          --
   10.30    Sixth Amendment to Lease for      Incorporated by reference to Exhibit
            500 Sansome Street                10.30 to Registrant's Report on Form
                                              10-QSB for the quarter ended September
                                              30, 1996.                                      --
   10.31    Development and License           Incorporated by reference to Exhibit
            Agreement with Vyvx, Inc.         10.31 to Registrant's Report on Form
            dated July 3, 1996                10-QSB for the quarter ended September
                                              30, 1996.                                      --
   10.32    Marketing Alliance Agreement      Incorporated by reference to Exhibit
            with Vyvx, Inc. dated July 3,     10.32 to Registrant's Report on Form
            1996                              10-QSB for the quarter ended September
                                              30, 1996.                                      --
   10.33    Settlement Agreement with         Incorporated by reference to Exhibit
            Bennett Johnston                  10.33 to Registrant's Report on Form
                                              10-QSB for the quarter ended September
                                              30, 1996.                                      --
   10.34    Agreement with Intertainer        Attached
            Inc. dated August 1, 1996                                                        --
   10.35    Addendum to Marketing Alliance    Attached
            Agreement with Vyvx, Inc.
            dated November 8, 1996
   21       Subsidiaries of the Registrant    Incorporated by reference to Exhibit
                                              No. 22 to Registrant's Report on Form
                                              10-KSB for the period ended December
                                              31, 1992.                                      --
   27       Financial Data Schedule           Attached

     (b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the quarter ended December 31, 1996.

                                 EXHIBIT INDEX

  EXHIBIT                                                                                SEQUENTIAL
    NO.              DESCRIPTION                             LOCATION                     PAGE NO.
  -------   ------------------------------    ---------------------------------------    ----------
    3.1     Articles of Incorporation and     Incorporated by reference to Exhibit
            Bylaws                            Nos. 3.1 and 3.2 to Registrant's Form
                                              S-18 Registration Statement (No.
                                              33-35580-D).                                   --
    3.2     Bylaws, as amended                Incorporated by reference to Exhibit
                                              No. 3.2 to Registrant's Form SB-2
                                              Registration Statement (No. 33-69914).         --
    3.3     Certificate of Amendment to       Incorporated by reference to Exhibit
            Certificate of Incorporation      No. 3.3 to Registrant's Form SB-2
            filed August 19, 1992             Registration Statement (No. 33-69914).         --
    3.4     Statement Establishing Series     Incorporated by reference to Exhibit
            D Preferred Stock                 No. 3.4 to Registrant's Form SB-2
                                              Registration Statement (No. 33-69914).         --
    3.5     Statement Establishing Series     Incorporated by reference to Exhibit
            E Preferred Stock                 No. 3.5 to Registrant's Form 10-KSB for
                                              year ended December 31, 1994.                  --
    3.6     Statement Establishing Series     Incorporated by reference to Exhibit
            F Preferred Stock                 No. 3.6 to Registrant's Form 10-KSB for
                                              year ended December 31, 1994.                  --
   10.1     Amended Plan of Agreement and     Incorporated by reference to Exhibit
            Reorganization Among Catalina     No. 10 to Registrant's Current Report
            Capital Corp., Explore            on Form 8-K dated August 17, 1992.
            Technology, Inc. and certain
            officers, directors and
            shareholders of Catalina
            Capital Corp. and Explore
            Technology, Inc.                                                                 --
   10.2     Employment Agreement with         Incorporated by reference to Exhibit
            Wayne Van Dyck                    No. 10.2 to Registrant's Report on Form
                                              10-KSB for the period ended December
                                              31, 1992.                                      --
   10.3     Employment Agreement with         Incorporated by reference to Exhibit
            Richard Lang                      No. 10.3 to Registrant's Report on Form
                                              10-KSB for the period ended December
                                              31, 1992.                                      --
   10.4     Repurchase Option Agreement       Incorporated by reference to Exhibit
            with Richard Lang                 No. 10.4 to Registrant's Report on Form
                                              10-KSB for the period ended December
                                              31, 1992.                                      --
   10.5     Repurchase Option Agreement       Incorporated by reference to Exhibit
            with Lisa Walters                 No. 10.5 to Registrant's Report on Form
                                              10-KSB for the period ended December
                                              31, 1992.                                      --
   10.6     Repurchase Option Agreement       Incorporated by reference to Exhibit
            with Peter Spiess                 No. 10.6 to Registrant's Report on Form
                                              10-KSB for the period ended December
                                              31, 1992.                                      --
   10.7     License Agreement with            Incorporated by reference to Exhibit
            Singularity Corporation           No. 10.6 to Registrant's Report on Form
                                              10-KSB for the period ended December
                                              31, 1992.                                      --
   10.8     Amended 1992 Stock Incentive      Incorporated by reference to Exhibit
            Plan                              10.8 to Registrant's Report on Form
                                              10-KSB for the year ended December 31,
                                              1993.                                          --

  EXHIBIT                                                                                SEQUENTIAL
    NO.              DESCRIPTION                             LOCATION                     PAGE NO.
  -------   ------------------------------    ---------------------------------------    ----------
   10.9     Office Lease for 500 Sansome      Incorporated by reference to Exhibit
            Street                            No. 10.6 to Registrant's Report on Form
                                              10-KSB for the period ended December
                                              31, 1992.                                      --
   10.10    Settlement Agreement with         Incorporated by reference to Exhibit
            Wayne Van Dyck and Promissory     10.10 to Registrant's Report on Form
            Note to Wayne Van Dyck, as        10-KSB for the year ended December 31,
            amended                           1993.                                          --
   10.11    Master License Agreement with     Incorporated by reference to Exhibit
            Burst Communications Pty Ltd.     10.11 to Registrant's Report on Form
                                              10-KSB for the year ended December 31,
                                              1993.                                          --
   10.12    License Agreement with VI-        Incorporated by reference to Exhibit
            FACTS, Inc.                       10.12 to Registrant's Report on Form
                                              10-KSB for the year ended December 31,
                                              1993.                                          --
   10.13    Consulting Agreement with Gary    Incorporated by reference to Exhibit
            R. Familian                       10.13 to Registrant's Report on Form
                                              10-KSB for the year ended December 31,
                                              1993.                                          --
   10.14    Memorandum of Understanding       Incorporated by reference to Exhibit
            with 525 Post Production          10.14 to Registrant's Report on Form
            Company                           10-KSB for the year ended December 31,
                                              1993.                                          --
   10.15    Third Amendment to Lease for      Incorporated by reference to Exhibit
            500 Sansome Street                10.15 to Registrant's Report on Form
                                              10-KSB for the year ended December 31,
                                              1993.                                          --
   10.16    Credit Facility with Draysec      Incorporated by reference to Exhibit
            Finance Limited                   10.16 to Registrant's Report on Form
                                              10-KSB for the year ended December 31,
                                              1993.                                          --
   10.17    Promissory Note to Draysec        Incorporated by reference to Exhibit
            Finance Limited                   10.17 to Registrant's Report on Form
                                              10-KSB for the year ended December 31,
                                              1993.                                          --
   10.18    Amendment to Master License       Incorporated by reference to Exhibit
            Agreement with Burst              10.18 to Registrant's Report on Form
            Communications Pty Ltd.           10-KSB for the year ended December 31,
                                              1994.                                          --
   10.19    Amendment No. 1 to Credit         Incorporated by reference to Exhibit
            Facility with Draysec Finance     10.19 to Registrant's Report on Form
            Limited                           10-KSB for the year ended December 31,
                                              1994.                                          --
   10.20    Second Promissory Note to         Incorporated by reference to Exhibit
            Draysec Finance Limited           10.20 to Registrant's Report on Form
                                              10-KSB for the year ended December 31,
                                              1994.                                          --
   10.21    Fourth Amendment to Lease for     Incorporated by reference to Exhibit
            500 Sansome Street                10.21 to Registrant's Report on Form
                                              10-KSB for the quarter ended March 31,
                                              1995.                                          --
   10.22    Employment Agreement with Gary    Incorporated by reference to Exhibit
            R. Familian                       10.22 to Registrant's Report on Form
                                              10-QSB for the year ended December 31,
                                              1995.                                          --
   10.23    Employment Agreement with         Incorporated by reference to Exhibit
            Richard A. Lang                   10.23 to Registrant's Report on Form
                                              10-QSB for the year ended December 31,
                                              1995.                                          --
   10.24    Employment Agreement with         Incorporated by reference to Exhibit
            Therese A. Webb Stacy             10.24 to Registrant's Report on Form
                                              10-QSB for the year ended December 31,
                                              1995.                                          --
   10.25    Consulting Agreement with Lisa    Incorporated by reference to Exhibit
            Walters                           10.25 to Registrant's Report on Form
                                              10-QSB for the year ended December 31,
                                              1995.                                          --
   10.26    Letter Agreement with The Mill    Incorporated by reference to Exhibit
            (Facility) Limited                10.26 to Registrant's Report on Form
                                              10-QSB for the year ended December 31,
                                              1995.                                          --

  EXHIBIT                                                                                SEQUENTIAL
    NO.              DESCRIPTION                             LOCATION                     PAGE NO.
  -------   ------------------------------    ---------------------------------------    ----------
   10.27    Memorandum of Understanding       Incorporated by reference to Exhibit
            with Vyvx, Inc.                   10.27 to Registrant's Report on Form
                                              10-QSB for the year ended December 31,
                                              1995.                                          --
   10.28    Unit Purchase Agreement           Incorporated by reference to Exhibit
            pertaining to Series F            10.28 to Registrant's Report on Form
            Convertible Preferred Stock       10-QSB for the year ended December 31,
                                              1995.                                          --
   10.29    Fifth Amendment to Lease for      Incorporated by reference to Exhibit
            500 Sansome Street                10.29 to Registrant's Report on Form
                                              10-QSB for the quarter ended March 31,
                                              1996.                                          --
   10.30    Sixth Amendment to Lease for      Incorporated by reference to Exhibit
            500 Sansome Street                10.30 to Registrant's Report on Form
                                              10-QSB for the quarter ended September
                                              30, 1996.                                      --
   10.31    Development and License           Incorporated by reference to Exhibit
            Agreement with Vyvx, Inc.         10.31 to Registrant's Report on Form
            dated July 3, 1996                10-QSB for the quarter ended September
                                              30, 1996.                                      --
   10.32    Marketing Alliance Agreement      Incorporated by reference to Exhibit
            with Vyvx, Inc. dated July 3,     10.32 to Registrant's Report on Form
            1996                              10-QSB for the quarter ended September
                                              30, 1996.                                      --
   10.33    Settlement Agreement with         Incorporated by reference to Exhibit
            Bennett Johnston                  10.33 to Registrant's Report on Form
                                              10-QSB for the quarter ended September
                                              30, 1996.                                      --
   10.34    Agreement with Intertainer        Attached
            Inc. dated August 1, 1996                                                        --
   10.35    Addendum to Marketing Alliance    Attached
            Agreement with Vyvx, Inc.
            dated November 8, 1996                                                           --
   21       Subsidiaries of the Registrant    Incorporated by reference to Exhibit
                                              No. 22 to Registrant's Report on Form
                                              10-KSB for the period ended December
                                              31, 1992.                                      --
   27       Financial Data Schedule           Attached                                       --

     (b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the quarter ended December 31, 1996.