Form 10QSB
period 1997-03-31
INSTANT VIDEO TECHNOLOGIES INC
filed 1997-06-16
CIK 865753

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                 For the quarterly period ended MARCH 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

        For the transition period from ________, 19__ to ________, 19__.

                       Commission File Number: 33-35580-D

                        INSTANT VIDEO TECHNOLOGIES, INC.
                        --------------------------------
                      (Exact Name of Small Business Issuer
                          as Specified in its Charter)

             DELAWARE                                         84-1141967
             --------                                         ----------
 (State or Other Jurisdiction of                           (I.R.S. Employer
  Incorporation or Organization)                        Identification Number)

                         500 SANSOME STREET, SUITE 503
                        SAN FRANCISCO, CALIFORNIA 94111
                        -------------------------------
           Address of Principal Executive Offices, Including Zip Code

                                 (415) 391-4455
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

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

                            [ ]  YES        [X]  NO

There were 4,803,553 shares of the Issuer's $.00001 par value common stock outstanding as of April 15, 1997.

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

Item 2. Management's Discussion and Analysis or Plan of Operation.

Results of Operations

        During the three months ended March 31, 1997, the Company had revenues in the form of license fees of $467,879 as compared to $19,130 during the three months ended March 31, 1996.

        Costs and expenses during the three months ended March 31, 1997, totaled $432,893 as compared to $300,458 during the three months ended March 31, 1996. The increase in expenses was a result of bringing Burstware(TM) products and applications to the commercial marketplace. The costs involved in developing Burstware(TM) were applied to general and administrative expenses.

        The Company had a net profit of $29,036 during the three months ended March 31, 1997, as compared to a net loss of ($302,243) during the three months ended March 31, 1996. The profit resulted from the receipt of license revenue in excess of expenses.

Liquidity and Capital Resources

        As of March 31, 1997, the Company had a working capital deficit of ($162,132) as compared to a working capital deficit of ($185,994) at December 31, 1996, which was due to a decrease in accounts payable and notes payable.

        Net cash used in operating activities totaled $1,614 during the three months ended March 31, 1997, as compared to net cash used in operating activities of $582,427 during the three months ended March 31, 1996.

        Repayment of Debt during the three months ended March 31, 1997 equaled $25,000 as compared to $216,477 during the three months ended March 31, 1996.

        The Company presently has no commitments for material capital expenditures. Subsequent to the first quarter, the Company has realized cash from the exercise of certain warrants to purchase common stock.

                 INSTANT VIDEO TECHNOLOGIES, INC AND SUBSIDIARY
                 Unaudited Condensed Consolidated Balance Sheets

                   Assets
                                              March 31, 1997   December 31, 1996
                                              --------------   -----------------

Current Assets:
    Cash & Cash Equivalents                       $164,153          $208,613

    Accounts Receivable                             66,421             1,421

    Costs & estimated earnings in excess           193,995           136,400
      of billings on uncompleted contracts

    Prepaid Expenses                                 5,684             8,648
                                                  --------          --------

       Total Current Assets                        430,253           355,082
                                                  --------          --------

Property and Equipment, Net                         85,293            72,322

Patents, Net                                       112,738           121,108

Other                                               53,243            52,670
                                                  --------          --------

                                                  $681,527          $601,182
                                                  ========          ========

                 INSTANT VIDEO TECHNOLOGIES, INC AND SUBSIDIARY
                 Unaudited Condensed Consolidated Balance Sheets

Liabilities & Shareholders' Equity (Deficit):

                                         March 31, 1997   December 31, 1996
                                         --------------   -----------------

Current Liabilities:

    Credit Facility, Related Party         $    65,000    $    90,000

    Convertible Notes Payable                  141,000        141,000

    Accounts Payable                           207,348        128,263

    Accrued Expenses                           145,104        152,000

    Accrued Interest                            33,933         29,813
                                           -----------    -----------

      Total Current Liabilities                592,385        541,076
                                           -----------    -----------

Shareholders' Equity (Deficit)
    Preferred Stock
        Series E                                     5              5
        Series F                                    15             15

    Common Stock                                    50             50

    Additional Paid-In Capital               6,776,983      6,776,983

    Accumulated Deficit                     (6,687,911)    (6,716,947)
                                           -----------    -----------

       Net Shareholders' Equity (Deficit)       89,142         60,106
                                           -----------    -----------

                                           $   681,527    $   601,182
                                           ===========    ===========
                                                    (0)             0

                 INSTANT VIDEO TECHNOLOGIES, INC AND SUBSIDIARY
            Unaudited Condensed Consolidated Statements of Operations

                                                    Three months ended March 31,
                                                         1997           1996
                                                         ----           ----
Revenue                                              $   467,879    $    19,130
                                                     -----------    -----------
Costs and expenses

    Research and development                             -----           36,300

    Project costs                                        -----          235,000

    Other general and administrative                     432,893         29,158
                                                     -----------    -----------

                                                         432,893        300,458
                                                     -----------    -----------

      Net income (loss) from operations                   34,986       (281,328)
                                                     -----------    -----------

Other income (expense)

    Interest income                                          414            264

    Interest expense                                      (6,364)       (21,179)
                                                     -----------    -----------

                                                          (5,950)       (20,915)
                                                     -----------    -----------

      Net income (loss) before income taxes               29,036       (302,243)

Income taxes
                                                     -----------    -----------

      Net income (loss)                                   29,036       (302,243)
                                                     -----------    -----------

Accumulated deficit, beginning                        (6,716,947)    (6,312,580)
                                                     -----------    -----------

Accumulated deficit, ending                          $(6,687,911)   $(6,614,823)
                                                     ===========    ===========

Net income (loss) per share                          $      0.01    $     (0.07)
                                                     ===========    ===========

                 INSTANT VIDEO TECHNOLOGIES, INC AND SUBSIDIARY
                 Unaudited Consolidated Statements of Cash Flows

                                                   Three months ended March 31,
                                                            1997        1996
                                                            ----        ----
Cash flows from operating activities:

    Net income (loss)                                    $  29,036    $(302,243)

    Adjustments to reconcile to net income (loss) to net cash used in operating activities:

    Depreciation and amortization                           13,872       11,583

    Increase in receivables                                (65,000)    (200,000)

    Decrease (increase) in prepaid expenses                  2,964      (22,039)

    Increase in other assets                                (1,200)         -

    Decrease (increase) in costs in excess                 (57,595)     188,588
       of billings

    Increase (decrease) in accounts payable                 79,085     (159,730)

    Decrease in accrued expenses                            (6,896)     (94,807)

    Increase (decrease) in accrued interest                  4,120       (3,779)
                                                         ---------    ---------

      Net cash use in operating activities                  (1,614)    (582,427)
                                                         ---------    ---------

Cash flows from investing activities:

    Purchase of property and equipment                     (17,846)      (6,841)

    Patent acquisition                                         -         (5,163)
                                                         ---------    ---------

      Net cash used in investing activities                (17,846)     (12,004)
                                                         ---------    ---------

                 INSTANT VIDEO TECHNOLOGIES, INC AND SUBSIDIARY
           Unaudited Consolidated Statements of Cash Flows, Continued

                                                    Three months ended March 31,
                                                         1997            1996
Cash flows from financing activities:

    Proceeds from sales of preferred stock                   -          850,000

    Repayment of debt                                    (25,000)      (216,477)
                                                       ---------      ---------

       Net cash provided by financing                    (25,000)       633,523
                                                       ---------      ---------
             activities


Decrease in cash and cash equivalents                    (44,460)        39,092

Cash and cash equivalents, beginning                     208,613          4,346
                                                       ---------      ---------

Cash and cash equivalents, ending                      $ 164,153      $  43,438
                                                       =========      =========

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

                                        INSTANT VIDEO TECHNOLOGIES, INC.




Date: June 16, 1997                     By: /s/  Gary R. Familian
                                            -------------------------------
                                            Gary R. Familian, President and
                                            Chief Executive Officer

                               INDEX TO EXHIBITS





Exhibit No.                             Description
----------                              -----------

    27                             Financial Data Schedule