Form 10QSB
period 1997-06-30
INSTANT VIDEO TECHNOLOGIES INC
filed 1997-08-14
CIK 865753

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 1997

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934.

     For the transition period from ____________, 19__ to ____________ 19__.

                       Commission File Number: 33-35580-D


                        INSTANT VIDEO TECHNOLOGIES, INC.
                     --------------------------------------
                      (Exact Name of Small Business Issuer
                          as Specified in its Charter)


            Delaware                                           84-1141967
-------------------------------                           ----------------------
(State or Other Jurisdiction of                             (I.R.S. Employer
 Incorporation or Organization)                           Identification Number)

                          500 Sansome Street, Suite 503
                         San Francisco, California 94111
          ------------------------------------------------------------
           Address of Principal Executive Offices, Including Zip Code

                                 (415) 391-4455
               --------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

                                       N/A
             ------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    X   YES    NO
                                  -----           -----

There were 4,803,553 shares of the Issuer's $.00001 par value common stock outstanding as of April 15, 1997.

                        INSTANT VIDEO TECHNOLOGIES, INC.
                                   FORM 10-QSB

                                      INDEX

Part I:     Financial Information                                       Page No.
---------------------------------                                       --------
Item 1.     Financial Information:

            Unaudited Consolidated Balance Sheets -
            June 30, 1997 and December 31, 1996..........................   3

            Unaudited Consolidated Statements of Operations -
            Three and Six Months Ended June 30, 1997 and 1996............   4

            Unaudited Consolidated Statement of Cash Flows -
            Three and Six Months ended June 30, 1997 and 1996............   5

            Unaudited Consolidated Statement of Stockholder's -
            Deficiency Six Months ending June 30, 1997...................   6

            Notes to Unaudited Consolidated Financial
            Statements...................................................   7

Item 2.     Management's Discussion and Analysis
            or Plan of Operation. . . . . . . . ........................    8-9

Part II:    Other Information. . . . . . . .............................    9
-----------------------------
            Item 1. Legal Proceedings...................................    9

            Item 2. Changes in Securities...............................    9

            Item 3. Defaults Upon Senior Securities.....................    9

            Item 4. Submission of Matters to a Vote
                     of Security Holders................................    9

            Item 5. Other Information...................................    9-10

            Item 6. Exhibits and Reports on Form 8-K....................    10

                     Signatures.........................................    11




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

                 INSTANT VIDEO TECHNOLOGIES, INC. AND SUBSIDIARY
                 Unaudited Condensed Consolidated Balance Sheets

                                     ASSETS


                                                                 June 30, 1997     December 31, 1996
                                                                 -------------     -----------------
Current assets:
       Cash & cash equivalents                                    $   198,473         $   208,613
       Accounts receivable                                             61,421               1,421
       Costs & estimated earnings in excess
         of billings on uncompleted contracts                         141,750             136,400
       Prepaid expenses                                                15,721               8,648
                                                                  -----------         -----------

          Total current assets                                        417,365             355,082
                                                                  -----------         -----------

Property and equipment, net                                            94,533              72,322
Loan to officer                                                        37,500                  --
Patents, net                                                          104,368             121,108
Other                                                                  50,025              52,670
                                                                  -----------         -----------

                                                                  $   703,791         $   601,182
                                                                  ===========         ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
       Bank line of credit                                        $   400,000         $         0
       Credit facility, related party                                       0              90,000
       Convertible notes payable                                      214,210             141,000
       Accounts payable                                               107,720             128,263
       Accrued expenses                                                70,000             152,000
       Accrued interest                                                36,402              29,813
                                                                  -----------         -----------

         Total current liabilities                                    828,332             541,076
                                                                  -----------         -----------

Shareholders' equity (deficit)
       Preferred stock
           Series E                                                         5                   5
           Series F                                                        15                  15
       Common stock                                                        54                  50
       Additional paid-in capital                                   7,176,979           6,776,983
       Accumulated deficit                                         (7,301,594)         (6,716,947)
                                                                  -----------         -----------

          Net shareholders' equity (deficit)                         (124,541)             60,106
                                                                  -----------         -----------

                                                                  $   703,791         $   601,182
                                                                  ===========         ===========

                 INSTANT VIDEO TECHNOLOGIES, INC. AND SUBSIDIARY
            Unaudited Condensed Consolidated Statements of Operations


                                               Three months ended June 30,       Six months ended June 30,
                                               ---------------------------       -------------------------
                                                 1997             1996              1997              1996
                                                 ----             ----              ----              ----
Revenue                                        $ 141,750       $    19,439       $   609,629       $  38,569
                                               ---------       -----------       -----------       ---------

Costs and expenses
         Research and development                 49,559            36,000            49,559          72,300
         Project costs                           239,935           205,000           239,935         440,000
         Other general and administrative        443,022           163,690           875,915         192,848
                                               ---------       -----------       -----------       ---------

                                                 732,516           404,690         1,165,409         705,148
                                               ---------       -----------       -----------       ---------

           Net loss from operations             (590,766)         (385,251)         (555,780)       (666,579)
                                               ---------       -----------       -----------       ---------

Other income (expense)
         Interest income                              --               331               414             595
         Interest expense                        (22,917)          (14,259)          (29,281)        (35,438)
                                               ---------       -----------       -----------       ---------

                                                 (22,917)          (13,928)          (28,867)        (34,843)
                                               ---------       -----------       -----------       ---------

           Net loss before income taxes         (613,683)         (399,179)         (584,647)       (701,422)

Income taxes                                          --              (400)                             (400)
                                               ---------       -----------       -----------       ---------

           Net loss                            ($613,683)      ($  399,579)      ($  584,647)      ($701,822)
                                               =========       ===========       ===========       =========


Net loss per share                             ($   0.13)      ($     0.09)      ($     0.12)      ($   0.16)
                                               =========       ===========       ===========       =========

                 INSTANT VIDEO TECHNOLOGIES, INC. AND SUBSIDIARY
                 Unaudited Consolidated Statements of Cash Flows


                                                           Six months ended June 30,
                                                           --------------------------
                                                            1997              1996
                                                            ----              ----
Cash flows from operating activities:
       Net loss                                           $(584,647)        $(701,822)
       Adjustments to reconcile to net loss
           to net cash used in operating activities:
       Depreciation and amortization                         28,344            23,166
       Amortization of deferred revenue                          --           (38,460)
       Collection of license fee                                 --           285,000
       Increase in receivables                              (60,000)          (74,000)
       Increase in loans to officer                         (37,500)                0
       Increase in prepaid expenses                          (7,073)          (27,241)
       Increase in deferred costs                                --          (173,978)
       Decrease in other assets                               1,389                --
       Increase in costs in excess of billings               (5,350)               --
       Decrease in accounts payable                         (20,543)         (117,869)
       Decrease in accrued expenses                          (8,790)         (128,171)
       Increase (decrease) in accrued interest                6,589           (25,089)
                                                          ---------         ---------

         Net cash used in operating activities             (687,581)         (978,464)
                                                          ---------         ---------

Cash flows from investing activities:
       Purchase of property and equipment                   (32,559)          (11,461)
       Patent acquisition                                        --            (8,178)
                                                          ---------         ---------

         Net cash used in investing activities              (32,559)          (19,639)
                                                          ---------         ---------

Cash flows from financing activities:
       Proceeds from sales of preferred stock                    --         1,225,000
       Exercise of warrants - Series F                      400,000
       Increase in bank line of credit                      400,000                --
       Repayment of debt                                    (90,000)         (121,048)
                                                          ---------         ---------

          Net cash provided by financing activities         710,000         1,103,952
                                                          ---------         ---------

Decrease in cash and cash equivalents                       (10,140)          105,849

Cash and cash equivalents, beginning                        208,613             4,346
                                                          ---------         ---------

Cash and cash equivalents, ending                         $ 198,473         $ 110,195
                                                          =========         =========

Supplemental schedule of non-cash investing and financing activities:
  During 1996, the Company issued a note for $73,210 for accrued payroll During 1995, debt of $100,000 was converted to common stock.
  During 1995, accrued interest of $8,000 was converted to a license fee.

                 INSTANT VIDEO TECHNOLOGIES, INC AND SUBSIDIARY
          Unaudited Consolidated Statement of Stockholders' Deficiency
                       For Six Months Ending June 30, 1997


                                                                                   Additional
                                             Common Stock        Preferred Stock    Paid-in      Accumulated
                                            Shares     Amount   Shares     Amount   Capital        Deficit         Total
                                            ------     ------   ------     ------   -------        -------         -----
Balance at December 31, 1996               4,803,553    $50    1,975,000    $20    $6,776,983    ($6,716,947)    $  60,106

Exercise of  warrants                        400,000      4           --     --       399,996             --       400,000

Loss for six months ended June 30, 1997           --     --           --     --            --       (584,647)     (584,647)
                                           ---------    ---    ---------    ---    ----------    -----------     ---------

Balance at June 30, 1997                   5,203,553    $54    1,975,000    $20    $7,176,979    ($7,301,594)    ($124,541)
                                           =========    ===    =========    ===    ==========    ===========     =========

                 INSTANT VIDEO TECHNOLOGIES, INC. AND SUBSIDIARY

         Notes to Unaudited Condensed Consolidated Financial Statements
                                  June 30, 1997


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

(2)      Bank line of credit

         In May, 1997, the Company obtained a $1,000,000 revolving line of credit with Imperial Bank in California. However, the line is limited to $500,000 until the Company obtains at least $4,000,000 in new equity financing. The line bears interest at prime plus 1.5% and expires on September 15, 1997, unless the company obtains $4,000,000 in equity. In that case, the line shall be automatically extended until a date one year from the original loan date. The line is secured by substantially all assets of the Company and contains various restrictive covenants. In conjunction with the line, the Company will grant the lender warrants to purchase 31,250 shares of common stock at an exercise price of $1.60 per share.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

         Results of Operations

         During the three month period ending June 30, 1997, the Company recorded revenue in the amount of $141,750, as compared to revenue in the amount of $19,439 for the period ended June 30, 1996.

         Costs and expenses during the three month period ending June 30, 1997, totaled $732,516 as compared to $404,690 during the three month period ending June 30, 1996. The increase was primarily due to increased development and marketing costs associated with Burstware(TM) products and applications. During the six month period ending June 30, 1997, costs and expenses totaled $1,165,409 as compared to $705,148 during the six month period ending June 30, 1996. The increase in expenses during the six month period ending June 30, 1996 was the result of increased development, marketing and administrative costs associated with Burstware(TM) products and applications.

         The Company realized a net loss of ($613,683) during the three month period ending June 30, 1997, as compared to a net loss of ($399,579) during the three month period ending June 30, 1996. The increased loss was primarily due to increased general and administrative expenses related to the development and marketing of Burstware(TM) products and applications. For the six month period ending June 30, 1997 the net loss was ($584,647), as compared to a net loss of ($701,822) during the six month period ending June 30, 1996. The decreased net loss was primarily due to increased revenue for the period.

Liquidity and Capital Resources

         As of June 30, 1997, the Company had a working capital deficit of ($410,967) as compared to a working capital deficit of ($1,022,678) at the same time in the previous year. The working capital deficit as of December 31, 1996 totaled ($185,994), as compared to ($1,166,057) for December 31, 1995. The decreased deficit was primarily due to funds realized through financing.

         Net cash used in operating activities totaled ($687,581) during the six month period ending June 30, 1997, as compared to net cash used in operating activities in the amount of ($978,464) during the six month period ending June 30, 1996. The decreased net cash was primarily the result of increased revenue for the period.

         Cash flow provided by financing activities during the six month period ending June 30, 1997 totaled $710,000, as compared to $1,103,952 during the six month period ending June 30, 1996.

         During the six month period ending June 30, 1997, the Company received funding in the amount of $400,000 from the exercise of certain warrants to purchase common stock of the Company. The Company believes that this funding, combined with revenue resulting from licensed Burstware(TM) products and applications will provide the working capital necessary for the next twelve to eighteen month period.

         The Company presently has no commitments for material capital expenditures.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         None.

Item 2.  Changes in Securities.

         The expiration date of certain Warrants to purchase Common Stock of the Company that were issued in conjunction with the Company's Series F Preferred Stock Financing in February 1996 was extended until February 26, 1998 at the exercise price of one $1.00 per share; and for a second expiring February 26, 1999 at the exercise price of $1.50 per share.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

Item 5.  Other Information.

         On June 12, 1997, the Company received a Line of Credit from Imperial Bank ("Bank"). The $500,000 Line of Credit has a maturity date of September 15, 1997 and an interest rate of prime plus 1.5%. However, upon the Company's receipt of a minimum of $4.0 million of new capital financing, the Line of Credit increases to $1.0 million and, at the discretion of the Bank, the maturity date may be extended to June 11, 1998. This Line of Credit is secured by a security interest in all assets. In consideration for issuing this Line of Credit, the Company issued to the Bank a Warrant to purchase 31,250 shares of Common Stock of the Company at the exercise price of $1.60 per share.

         In 1996, the Company entered into a Marketing Alliance Agreement with Vyvx, Inc. This one-year Agreement provided for quarterly payments to the Company in the amount of $250,000. The Agreement was in effect for two of said quarters during which time the Company received $500,000 in revenue. The Agreement was terminated by Vyvx prior to the third quarter and prior to the receipt of the third and fourth payments. The Company continues to develop products and applications, on an on-going basis, for Vyvx pursuant to a Technology Development and License Agreement executed on July 3, 1996.

         During the quarter ended June 30, 1997, the Company increased its office space by adding 1,140 square feet to the 2,328 square feet that it occupies at 500 Sansome Street in San Francisco, California. The new lease provides for monthly rent in the amount of $7,514 for the first six months of the lease with an option to extend the lease for a three year term with monthly rent in the amount of $6,936. The increase in rent is due to the cost of additional office space as well as a rate increase to the prevailing market rates in San Francisco, which increased approximately 60% per square foot over the prior lease.

Item 6.  Exhibits and Reports on Form 8-K.

         The Company has not filed a Report on Form 8-K during the quarter ended June 30, 1997.

                                   SIGNATURES


         In accordance with the Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       INSTANT VIDEO TECHNOLOGIES, INC.



Date:  August 12, 1997                 By: /s/ Gary R. Familian
                                           -------------------------------------
                                           Gary R. Familian, President and
                                           Chief Executive Officer

                               INDEX TO EXHIBITS



 Exhibit                                                                                           Sequential
   No.                      Description                 Location                                    Page No.
 -------                    -----------                 --------                                   ----------
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

3.6               Statement Establishing Series F      Incorporated by reference to Exhibit No.         --
                  Preferred Stock                      3.6 to Registrants Form 10-KSB for year
                                                       ended December 31, 1994

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

10.21             Fourth Amendment to Lease for 500    Incorporate by reference to Exhibit 10.21        --
                  Sansome Street                       to Registrant's Report on Form 10-KSB for
                                                       the quarter ended March 31, 1995

10.22             Employment Agreement with Gary R.    Incorporate by reference to Exhibit 10.22        --
                  Familian                             to Registrant's Report on Form 10-QSB for
                                                       the year ended December 31, 1995

10.23             Employment Agreement with Richard    Incorporate by reference to Exhibit 10.23        --
                  A. Lang                              to Registrant's Report on Form 10-QSB for
                                                       the year ended December 31, 1995

10.24             Employment Agreement with Therese    Incorporate by reference to Exhibit 10.24        --
                  A. Webb Stacy                        to Registrant's Report on Form 10-QSB for
                                                       the year ended December 31, 1995

10.25             Consulting Agreement with Lisa       Incorporate by reference to Exhibit 10.25        --
                  Walters                              to Registrant's Report on Form 10-QSB for
                                                       the year ended December 31, 1995

10.26             Letter Agreement with The Mill       Incorporate by reference to Exhibit 10.26        --
                  (Facility) Limited                   to Registrant's Report on Form 10-QSB for
                                                       the year ended December 31, 1995

10.27             Memorandum of Understanding with     Incorporate by reference to Exhibit 10.27        --
                  Vyvx, Inc.                           to Registrant's Report on Form 10-QSB for
                                                       the year ended December 31, 1995

10.28             Unit Purchase Agreement              Incorporate by reference to Exhibit 10.28        --
                  pertaining to Series F               to Registrant's Report on Form 10-QSB for
                  Convertible Preferred Stock          the year ended December 31, 1995

10.29             Fifth Amendment to Lease for 500     Incorporate by reference to Exhibit 10.29        --
                  Sansome Street                       to Registrant's Report on Form 10-QSB for
                                                       the quarter ended March 31, 1996

10.30             Sixth Amendment to Lease for 500     Incorporate by reference to Exhibit 10.30        --
                  Sansome Street                       to Registrant's Report on Form 10-QSB for
                                                       the quarter ended September 30, 1996

10.31             Development and License Agreement    Incorporate by reference to Exhibit 10.31        --
                  with Vyvx, Inc. dated July 3, 1996   to Registrant's Report on Form 10-QSB for
                                                       the quarter ended September 30, 1996

10.32             Marketing Alliance Agreement with    Incorporate by reference to Exhibit 10.32        --
                  Vyvx, Inc. dated July 3, 1996        to Registrant's Report on Form 10-QSB for
                                                       the quarter ended September 30, 1996

10.33             Settlement Agreement with Bennett    Incorporate by reference to Exhibit 10.33        --
                  Johnston                             to Registrant's Report on Form 10-QSB for
                                                       the quarter ended September 30, 1996

10.34             Agreement with Intertainer Inc.      Incoporate by reference to Exhibit 10.34         --
                  dated August 1, 1996                 to Registrant's Report of Form 10-KSB for
                                                       the year ended December 31, 1996

10.35             Addendum to Marketing Alliance       Incoporate by reference to Exhibit 10.35         --
                  Agreement with Vyvx, Inc. dated      to Registrant's Report of Form 10-KSB for
                  November 8, 1996                     the year ended December 31, 1996

10.36             Summary of New Office Lease for      Attached
                  500 Sansome Street

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