Form 10QSB
period 1997-09-30
INSTANT VIDEO TECHNOLOGIES INC
filed 1997-11-19
CIK 865753

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended September 30, 1997

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

There were 4,900,981 shares of the Issuer's $.00001 par value common stock outstanding as of September 30, 1997.

                 INSTANT VIDEO TECHNOLOGIES, INC. AND SUBSIDIARY
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                          September 30, 1997   December 31, 1996
                                          ------------------   -----------------
      CURRENT ASSETS
      Cash & Cash Equivalents                    $    19,599         $   208,613
      Accounts Receivable                              1,421               1,421
      Accrued Revenue                                     --             136,400
      Loans to Officers                                   --                  --
      Advances                                            --                  --
      Prepaid Expenses                                    --               8,648
                                                 -----------         -----------
               Total Current Assets                   21,020             355,082

      Total Property & Equipment, Net                128,350              72,322

      Patent Costs, Net                               95,998             121,108
      Other                                           18,242              52,670
                                                 -----------         -----------
                                                     114,240             173,778

                   TOTAL ASSETS                  $   263,610         $   601,182
                                                 ===========         ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

      CURRENT LIABILITIES
      Accounts Payable                           $    70,426         $   128,263
      Accrued Expenses                                    --             152,000
      Notes Payable                                  660,000              90,000
      Accrued Interest                                42,937              29,813
                                                 -----------         -----------
                Current Liabilities                  773,363             400,076

              Long Term Liabilities
      Long Term Notes Payable                        214,210             141,000
                                                 -----------         -----------
                                                     214,210             141,000

                 Total Liabilities                   987,573             541,076
                                                 -----------         -----------

EQUITY
      Paid-In Capital                              7,526,978           6,776,983
      Preferred Stock - Series E                           5                   5
      Preferred Stock - Series F                          19                  15
      Common Stock                                        52                  50
      Accumulated Deficit                         (8,251,017)         (6,716,947)
                                                 -----------         -----------
                   Total Equity                     (723,963)             60,106

      TOTAL LIABILITIES & EQUITY                 $   263,610         $   601,182
                                                 ===========         ===========

                 INSTANT VIDEO TECHNOLOGIES, INC. AND SUBSIDIARY
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                     Nine months ended September 30,
                                                     -------------------------------
                                                          1997             1996
                                                          ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
      Net Loss                                         (1,534,070)        (552,968)
      Depreciation & Amortization                          68,991           34,749
      Amortization of Deferred Revenue                         --         (558,840)
      Decrease in A/R                                          --          605,000
      Decrease in Unbilled Revenue                        136,400               --
      Decrease /(Increase) in Prepaids                      8,648          (28,313)
      Decrease in Patents, Net                             25,111
      Decrease /(Increase) in Other Assets                 34,428               --
      (Increase) in Deferred Costs                             --         (350,943)
      (Decrease) in A/P                                   (57,837)         (14,225)
      (Decrease) in Accrued Expenses                     (152,000)        (161,778)
      (Decrease) /Increase in Accrued Interest             13,124          (17,769)
                                                       ----------       ----------
        Net Cash Used in Operating Activities          (1,457,205)      (1,045,087)

CASH FLOWS FROM INVESTING ACTIVITIES
      Patent Acquisition                                       --           (9,582)
      Purchases of Property, Plant & Equipment           (125,021)         (11,461)
                                                       ----------       ----------
        Net Cash Used in Investing Activities            (125,021)         (21,043)

CASH FLOWS FROM FINANCING ACTIVITIES
      Increase in Bank LOC                                510,000               --
      Increase/(Decrease) in Notes Payable                 60,000         (406,048)
      Increase in Long Term Notes Payable                  73,210               --
      Proceeds from sale of Preferred Stock               749,996               --
      Proceeds from sale of Common Stock                       --        1,475,000
      Preferred Stock
        Series E                                               --               --
        Series F                                                4               --
      Common Stock                                              2               --
                                                       ----------       ----------
        Net Cash Provided by Financing Activities       1,393,212        1,068,952

Increase/(Decrease) in Cash and Cash Equivalents         (189,014)           2,822

Cash and Cash Equivalents, Beginning Balance              208,613            4,346
                                                       ----------       ----------

Cash and Cash Equivalents, Ending Balance                  19,599            7,168
                                                       ==========       ==========

                  INSTANT VIDEO TECHNOLOGIES, INC. & SUBSIDIARY
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                           Three months ended                Nine months ended
                                             September 30,                     September 30,
                                             -------------                     -------------
                                          1997            1996             1997             1996
                                          ----            ----             ----             ----
Revenue                                 (196,750)         520,379          247,879          558,948
                                        --------       ----------       ----------       ----------

Costs and expenses:
  Research and development                    --           35,700               --          108,000
  Project costs                           63,290          210,000          247,460          650,000
  Other general and administrative       499,796          109,756        1,480,234          302,604
                                        --------       ----------       ----------       ----------
                                         563,086          355,456        1,727,694        1,060,604
                                        --------       ----------       ----------       ----------

Net Income/(Loss) from Operations       (759,836)         164,923       (1,479,815)        (501,656)
                                        --------       ----------       ----------       ----------

Other Income/(Expense)
  Interest income                             --               42               --              637
  Interest expense                       (24,587)         (15,311)         (53,455)         (50,749)
                                        --------       ----------       ----------       ----------
                                         (24,587)         (15,269)         (53,455)         (50,112)
                                        --------       ----------       ----------       ----------

Net Income/(Loss) before
  Income Taxes                          (784,423)         149,654       (1,533,270)        (551,768)
                                        --------       ----------       ----------       ----------

Income taxes                                  --             (800)            (800)          (1,200)
                                        --------       ----------       ----------       ----------

Net Income/(Loss)                       (784,423)         148,854       (1,534,070)        (552,968)
                                        ========       ==========       ==========       ==========

Net Income/(Loss) per
  Common Share                          $  (0.16)      $     0.04       $    (0.31)      $    (0.12)
                                        ========       ==========       ==========       ==========

                INSTANT VIDEO TECHNOLOGIES, INC. AND SUBSIDIARY

         Notes to Unaudited Condensed Consolidated Financial Statements

                               September 30, 1997


(1)  BASIS OF PREPARATION AND PRESENTATION
     -------------------------------------

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

     The Company will be restating its financials for the quarter ended March 31, 1997. Included in the nine months ended September 30, 1997 figures is a retroactive prior period adjustment related to the first quarter 1997 in amount of $165,000, reducing revenue for the write off of contract revenue recorded in error. This had the impact of reducing the first quarter income from $29,036 to ($142,840), and reducing earning per share from .01 to (.03). The Company will file an amended 10-QSB to reflect the restatement.

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

Item 2.  Management's Discussion and Analysis or Plan of Operation.

        Results of Operations

        During the three month period ending September 30, 1997, the Company recorded revenue, in the amount of ($196,750), as compared to revenue in the amount of $520,379 for the period ended September 30, 1996. The decrease in revenue was due to the Company not meeting its sales objectives, and the write-off of $201,750 of unbilled revenue associated with a development contract to provide a customized product accounted for under the percentage-of-completion method. The contract was cancelled by mutual agreement due to a reorganization of the customer which resulted in a move to a standardized product instead of a custom solution.

        Costs and expenses during the three month period ending September 30, 1997, totaled $550,173 as compared to $371,525 during the three month period ending September 30, 1996. The increase was primarily due to development and marketing costs associated with Burstware(TM) products and applications. During the nine month period ending September 30, 1997, costs and expenses totaled $1,248,691 as compared to $1,111,916 during the nine month period ending September 30, 1996. The increase in expenses during the nine month period ending September 30, 1997 was the result of increased marketing and administrative costs associated with Burstware(TM) products and applications and expenses incurred during due diligence for a proposed private placement.

        The Company realized a net loss of ($784,423) during the three month period ending September 30, 1997, as compared to a net loss of ($552,968) during the three month period ending September 30, 1996. For the nine month period ending September 30, 1997 the net loss was ($1,534,070), as compared to a net loss of ($552,968) during the nine month period ending September 30, 1996.

        The Company will be restating its financials for the quarter ended March 31, 1997. Included in the nine months ended September 30, 1997 figures is a retroactive prior period adjustment related to the first quarter 1997 in the amount of $165,000, reducing revenue for the write off of contract revenue recorded in error. This had the impact of reducing the first quarter income from $29,036 to ($142,840), and reducing earnings per share from .01 to (.03). The Company will file an amended 10-QSB to reflect the restatement.

Liquidity and Capital Resources

        As of September 30, 1997, the Company had a working capital deficit of ($752,343) as compared to a working capital deficit of ($1,022,678) at the same time in the previous year. The decreased deficit was primarily due to funds realized through financing and a reduction in operating expenses in September 1997.

        Net cash used in operating activities totaled ($1,457,205) during the nine month period ending September 30, 1997, as compared to net cash used in operating activities in the amount of ($1,045,087) during the nine month period ending September 30, 1996. The increase in net cash used was primarily the result of decreased revenue for the period, and uncollected receivables.

        Cash flow provided by financing activities during the nine month period ending September 30, 1997 totaled $643,210, as compared to $1,068,952 during the nine month period ending September 30, 1996.

        Net cash used in investing activities during the nine month period ending September 30, 1997 totaled $122,631, as compared to $21,043 during the nine month period ending September 30, 1996. The increase was due to spending for capital equipment used in the conversion to a new Windows NT network for development, operations, and administration.

        During the nine month period ending September 30, 1997, the Company received funding in the amount of $749,996 from the sale of investment units consisting of Series F Preferred Stock and Warrants to purchase Common Stock of the Company. As of November 14, 1997, the Company has cash in the amount of $39,122. The Company believes that this amount, along with the verbal commitment from a current investor to provide working capital as needed, will allow the Company to meet in its operating expenses through the end of January 1998. The Company is seeking additional financing to meet its funding requirements for 1998, and to remain a going concern. There can be no guarantee to the success of these efforts. If unsuccessful, the Company would need to cease or curtail operations.

     The Company presently has no commitments for material capital expenditures.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

        None.

Item 2. Changes in Securities.

        During the quarter ended September 30, 1997, the Company raised an additional $550,000 from the issuance of 550,000 investment units at the price of $1.00 per unit (each unit consists of 1 share of Series F Stock and a warrant to purchase one share of Common Stock). Each share of Series F Stock may be converted into one share of the Company's Common Stock. The exercise price of the Common Stock Purchase Warrants is $1.00 per share. The document evidencing this financing includes provisions that, among other matters, give the investors the right to appoint two directors to the Board of Directors and certain registration rights.

Item 3. Defaults Upon Senior Securities.

        None.

Item 4. Submission of Matters to a Vote of Security Holders.

        The majority holders of investment units consisting of one share of Series F Convertible Preferred Stock and a warrant to purchase one share of Common Stock, voted to extend the closing date of the original offering in order to allow for the issuance of the additional units issued in Item 2 herein.

Item 5. Other Information.

        The Company is seeking to obtain restitution from the Company's former Chairman, CEO, and President, Gary Familian, and the Company's former Executive Vice President, Business Development, Therese Stacy. The Board of Directors terminated Mr. Familian and Ms. Stacy after serious accounting irregularities were discovered in an internal audit of their expenses.

        As a result of the actions, the Company has established a Note Receivable in the amount of $350,329 for amounts owed by Gary Familian and Therese Stacy. In accordance with GAAP the Company has established a reserve of $350,329 against these amounts. The Company believes that all expenses in question have been charged to Operating Expenses in the appropriate period and no restatement of prior period Net Income is required, as a result of these transactions.

        The Company was able to negotiate an extension of its $500,000 bridge loan with Imperial Bank. The maturity date of the loan is January 31, 1998. In return for the extension, the Company committed to issue Imperial bank 200,000 investment units consisting of shares of Series F Convertible Preferred Stock and Warrants to purchase Common Stock. If the Company repays the loan prior to the maturity date, the number of units will be reduced to 100,000.

     The Company continues to maximize its use of available resources in order to conserve cash. The Company has taken action which has resulted in a reduction of operating expenses by approximately 30% since September 1997.

     The Company is also in the process of developing a standardized version of its software product that is scheduled to be available during the first quarter of 1998, and has retained several individuals, with extensive experience in software licensing, to assist the Company in its technology development, sales and marketing endeavors.

Item 6. Exhibits and Reports on Form 8-K.

        The Company filed a Report on Form 8-K on September 12, 1997.

                                   SIGNATURES



        In accordance with the Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        INSTANT VIDEO TECHNOLOGIES, INC.



Date:  November 19, 1997                By: /s/ RICHARD LANG
                                            ------------------------------------
                                            Richard Lang, President and
                                            Chief Executive Officer

                                INDEX TO EXHIBITS

Exhibit
Number                            Description
-----------                       -----------
27                            Financial Data Schedule