Form 10KSB
period 1997-12-31
INSTANT VIDEO TECHNOLOGIES INC
filed 1998-04-15
CIK 865753

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required)

        For the Fiscal Year ended:  December 31, 1997

                                       OR

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)

        For the transition period from:

        Commission File No. 33-35580-D

                        INSTANT VIDEO TECHNOLOGIES, INC.
           -----------------------------------------------------------
           (Name of Small Business Issuer as Specified in its Charter)

             Delaware                                  84-1141967
-------------------------------         ---------------------------------------
(State or Other Jurisdiction of         (I.R.S. Employer Identification Number)
 Incorporation or Organization)

   500 Sansome Street, Suite 503
   San Francisco, California  94111                                94111
----------------------------------------                         ----------
(Address of Principal Executive Offices,                         (Zip Code)

                                 (415) 391-4455
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act: None. Securities Registered Pursuant to Section 12(g) of the Act: None.

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [N/A]

State Issuer's revenues for its most recent fiscal year:  $247,879.

As of December 31, 1997, 5,703,553 shares of Common Stock were outstanding, and the aggregate market value of the Common Stock of the Registrant held by nonaffiliates was approximately $4,619,878.

Documents incorporated by reference:  None.

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

PART I

Item 1:  Description of Business.

Development of the Company

Instant Video Technologies, Inc. (the "Company" of "IVT") was organized as a Delaware corporation on April 27, 1990, under the name "Catalina Capital Corporation," for the purpose of obtaining funding and creating a vehicle by which it could take advantage of business opportunities. In April, 1991, the Company completed a public offering of units consisting of Common Stock and Warrants to Purchase Common Stock. The net proceeds of that offering to the Company amounted to approximately $133,500.

On August 17, 1992, the Company acquired all of the outstanding stock of Explore Technology, Inc. ("Explore") in exchange for the issuance of shares of the Company's Common and Preferred Stock. This transaction resulted in the original shareholders of Explore Technology receiving the outstanding shares of Catalina Capital Corporation and the name of Catalina Capital Corporation was changed to Instant Video Technologies, Inc. The stock of Instant Video Technologies, Inc. trades on the OTC Bulletin Board under the symbol "IVDO".

In the first half of 1995, the Company determined that it was possible to create a software product that would accomplish faster-than-real-time burst transmissions of multimedia content material over computer networks. At that time, the Company contracted with a consulting firm to develop this software product. An "alpha" proof of concept was created to run on broadband local area and wide area networks. In 1996, the company entered into agreements with Vyvx Corporation, The Mill, and Intertainer, Inc. for use of the alpha software in their products and services. The Company recognized over $1.8 million in revenue from these contracts. IVT continued its product development through 1997 by contracting with the third party consulting firm.

During the last quarter of 1997, the Company restructured its management team, and brought its technology development in-house. It's focus over the past six months has been to develop a suite of commercially marketable software products, under the name of Burstware(R), that are designed to accomplish the faster-than-real-time transmission of multimedia content over varying network protocols. The Company released the beta version of the Burstware(R) Suite on schedule in March 1998 and will begin testing with selected companies in April 1998.

BUSINESS OF COMPANY

Overview

The Company's primary objective is to become a worldwide licensor of Burstware(R) (software), the Company's interactive network transmission technology, for use within commercial, multimedia and interactive network environments. The Company also intends to expand the number of patents contained within its patent portfolio, and develop additional Burstware(R) products and applications. The potential applications and uses of the Company's technology are wide-reaching, and not just limited to software.

The Company also intends to investigate other strategies to expand IVT's technology to other potential applications including multimedia hardware (TVs, VCRs, etc.), multiplying the potential markets for Burstware(R)-based products.

Burst Technology

Although burst technology incorporates principles that can be embodied in both hardware and software products, the Company's principal product line is a suite of software products that has been developed to enable the faster-than-real-time transmission of full-motion video and CD-quality audio content. The Company refers to this line of software as Burstware(R). Burstware(R) incorporates the intellectual properties contained in the Company's patent portfolio pertaining to the faster-than-real-time transmission of audio and video data. Burstware(R) optimizes network bandwidth and manages the scheduling of content material from the server to the client, thereby improving the performance of the network.

The Company's time-compression methodology combines a number of different technologies to allow a computer server to transmit entire multimedia programs in a matter of seconds or minutes (depending upon bandwidth) to a receiving client. In this way, communication lines are immediately clear for the next burst transmission or for other uses. This time-compression saves both time and money and provides network efficiency and effectiveness not available in any real-time delivery system. Burstware(R) is network, protocol, and compression algorithm independent. Burstware(R) has potential applications in business, communications, entertainment, education, and consumer markets.

In recent years, a variety of related technologies have converged to enable the distribution of high quality video and audio content over electronic communications networks. As network bandwidth and compression technologies have become increasingly available at affordable prices, a number of companies have risen to prominence by creating software solutions intended to deliver video/audio content to a variety of end users. These first generation solutions have commonly been referred to as real-time "streaming" solutions. All of the first generation solutions rely upon a network design wherein various "client" computers are connected to centralized "server" computers. Typically, one server is intended to service a multitude of clients. During a typical session, a server must deliver data in frequent and regular intervals for the length of any real-time "play" of content. In other words, a 30-minute video requires constant communication between servers and clients be maintained for 30 minutes of real-time viewing.

A major problem with real-time streaming, which was anticipated by the founders of IVT, is that any fluctuation in the quality of the network connections between servers and clients results in interruption or degradation of the viewing experience by the client. Additionally, the number of real-time connections which can be simultaneously maintained by the server is limited by processing power as well as bandwidth availability. This, along with the fact that a server tends to devote disproportionate attention to the client with the most available bandwidth, results in degradation of quality to other clients attempting to receive viewing content. These problems have limited the quality of service available to consumers and have thus delayed the widespread dissemination of video/audio content by various content providers and their delivery networks. IVT's Burstware(R) is a suite of next generation software applications designed to overcome these limitations.

Methods of Distribution

The Company's primary means of distribution has been through the licensing of its Burstware(R) products and applications to third parties. Distribution has been accomplished through direct licensing to customers and through strategic alliances. At the end of the third quarter of 1997, the Company suspended sales of its software to new customers. The suspension was the result of Management's decision to develop a new suite of Burstware(R) software products that would position the Company for growth in 1998. Resources were directed to new product development to facilitate this growth and resulted in no software license sales in the fourth quarter.

Engineering and Product Development/Status of New Products

During the period from January 1995 through November 1997, the Company focused on the development of its Athena Burstware(R) software product. The Athena product was discontinued due to a change in the Company's product strategy.

The Company terminated its relationship with Daedelus Technology Group (DTG), who provided product development on a contract basis, and Nathaniel Polish Ph.D., the Company's Chief Technical Officer in December 1997. The change was the result of the Company establishing an internal product development group in San Francisco. Both DTG and Mr. Polish are located in New York and a continued working relationship became impractical logistically.

Since the Company has brought its technology development in-house, it has entered into development of a new suite of Burstware(R) products including Burstware(R) Server and Burstware(R)Client software. In addition, Burstware(R) SDK (Software Developer's Kit) is being developed to provide multimedia product developers the tools to incorporate Burstware's(R) functionality in their products.

Competition

The Company is primarily engaged in the development and commercial licensing of the its Burstware(R) suite of software. While the Company believes its products are innovative and competitive, there are several companies including Real Networks, Microsoft Corporation, Starlight Networks, Graham Technology Solutions, and VDONet, that have competing products incorporating older, proven technology. These competitors have greater financial, technical, personnel and other resources than the Company and have established reputations for success in the development, licensing, sale and service of their products and technology. Certain of these competitors dominate their industries and have the necessary financial resources to enable them to withstand substantial price competition or downturns in the market for audio and video transmission.

There are a growing number of companies focusing on video distribution over LANs and WANs through the use of streaming technology. The Company believes that streaming does not offer the versatility, bandwidth optimization, and client/server management that the Burstware(R) Suite provides.

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

Current and Past Customers

The Mill

In August 1995, the Company granted a site license for the use of Athena Burstware(R) to The Mill (Facility) Limited ("The Mill"), an internationally recognized post-production facility in London, England. The Company mutually agreed to terminate its contract with The Mill in March 1997.

Vyvx, Inc.

In January 1996, the Company granted a license to Vyvx, Inc., a wholly-owned subsidiary of The Williams Companies, Inc. and a nationwide network provider for video distribution. The license granted Vyvx the right to use Burstware(R), in the form of the Burstware(R) Viewer for use on the Vyvx network.

On July 3, 1996, the Company entered into a strategic Marketing Alliance Agreement with Vyvx, Inc. By establishing this alliance, both Vyvx and the Company hoped to capitalize on their combined technologies by marketing and distributing Burstware(R) and connectivity to the Vyvx Network, within the target market of post-production facilities located within the United States, Great Britain, and selected cities in Canada. The Agreement was terminated by Vyvx prior to the third quarter of 1997. However, the Company continued to develop product for Vyvx pursuant to a Technology Development and License Agreement also executed on July 3, 1996.

The Development and License Agreement provided for at least five additional technology development projects to be developed by the Company for Vyvx during the twelve month period following execution of the Agreement. The Agreement provided that the Company would grant to Vyvx an exclusive license for the first year of use of each completed product and a non-exclusive license to use each product thereafter.

The January 1996 license with Vyvx, Inc. resulted in Vyvx becoming the Company's major customer in 1997. The relationship with Vyvx was terminated by verbal agreement during a meeting in October of 1997 as a result of Vyvx's decision to change its product focus.

Intertainer, Inc.

In August 1996, the Company entered into an agreement with Intertainer, Inc., the developer of a unique user interface and entertainment program service enabled by Burstware(R) for the domestic and international high-bandwidth computer and television market. Since December 31, 1997, the entire Agreement had been replaced with a new agreement which provides for a license for Intertainer to use the beta version of Burstware(R) in noncommercial trials of Intertainer's service.

Patents and Trademarks

The Company currently holds six U.S. patents, listed below. The first three describe a broad class of machine systems that allow a user to view, edit, and store video information and to send and receive the data associated with that video information over networks in less time than is normally required to view or listen to the content. The fourth, fifth and sixth describe particular distribution methods designed to deliver video information to remote systems. The Company's core patents describe machine systems that are able to receive a high quality video signal, store received information locally, manipulate that information with editing, processing, compression and decompression tools, display the signal for viewing, and re-send the manipulated information on to other such machine systems in faster-than-real time.

        1.      Audio/video transceiver apparatus including compression means
                Issued: 16 October 1990: 4,963,995

        2. Audio/video transceiver apparatus including compression means, random access storage means, and microwave transceiver means
                Issued: 15 October 1991: 5,057,932

        3.      Method for handling audio/video source information
                Issued: 17 November 1992: 5,164,839

        4.      Audio/video file server including decompression/playback means
                Issued: 16 November 1993: 5,262,875

        5. Broadcast video burst transmission cyclic distribution apparatus and method Issued: 8 August 1995: 5,440,334

        6. Broadcast video burst transmission cyclic distribution apparatus and method Issued: 20 January 1998: 5,710,970

The Company has been granted an Australian patent (627841), which duplicates the subject matter of the first two U.S. patents and has filed for a number of additional international patents. The company also has three additional patents pending in the United States. The Company has engaged legal counsel to assist it on a contingency fee basis in licensing its patented technology and/or enforcing its patents against potential infringers.

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

The Company has registered the trademarks "INSTANT VIDEO" and "BURSTWARE" and has applied for trademark registration for "BURSTAID."

Employees

As of March 31, 1998, the Company has 5 full-time employees and retains the services of outside consultants on an as-required basis. The total number of employees, and consultants as of March 31, 1998, is 14.

Item 2.  Description of Property.

The Company presently occupies 3,468 square feet of office space at 500 Sansome Street, Suite 503, San Francisco, California pursuant to a lease that is presently on a month to month basis. The lease provides for rent of $7,228 per month, fully serviced. This lease continues through November 2000.

Item 3.  Legal Proceedings.

As a result of the alleged misappropriation of over $400,000 in cash and tangible assets of the Company by Gary R. Familian and Therese Stacy, the Company's former Chairman and CEO and Executive Vice President of Business Development, respectively, the Company filed for arbitration as specified in Mr. Familian's and Ms. Stacy's employment contracts in order to obtain a judgment to recover certain of the Company's cash and assets. The arbitration was filed with the American Arbitration Association in San Francisco, California on April 14, 1998. At this time, the Company estimates that its exposure for legal and court costs should not be material.

Item 4.  Submission of Matters to a Vote of Security Holders.

During the first half of 1996, the Company obtained shareholder approval to amend and amended its Articles of Incorporation to authorize the issuance of up to 5,000,000 shares of Series F Convertible Preferred Stock and Warrants to purchase Common Stock of the Company. As a result, the

Company obtained financing in the net amount of $1,475,000 through the sale of 1,475,000 shares of Series F Convertible Preferred Stock and Warrants to purchase 1,475,000 shares of Common Stock of the Company. The price of each Unit is $1.00; the Preferred Stock may be converted 1:1 for shares of the Company's Common Stock; and the exercise price of the Common Stock Purchase Warrants is $1.00 per share. The document evidencing this financing include provisions that, among other matters, give the investors the right to appoint two directors to the Board of Directors, registration rights, and the right of first refusal on financing offerings by the Company during the twelve (12) month period following the closing of the financing. This matter was submitted to a vote of the Company's shareholders (via written consents executed by the majority shareholders). During the last quarter of 1997, a vote of the majority of the outstanding shares of Series F Convertible Preferred Stock allowed for the extension of the closing date of the offering to allow for the investment of additional shareholders.

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

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

Market Information

The Company's Common Stock is traded on the over-the-counter market and is quoted on the NASDAQ's OTC Bulletin Board under the symbol "IVDO." The following table sets forth the closing high and low bid prices of the Common Stock for the periods indicated. These prices are believed to be representative inter-dealer quotations, without retail markup, markdown or commissions, and may not represent prices at which actual transactions occurred.


                                                       Bid
                                             ---------------------
Quarter Ended                                 High            Low
                                             -------        ------
March 31, 1996                               $2.125         $0.75
June 30, 1996                                $4.00          $1.625
September 30, 1996                           $2.75          $1.375
December 31, 1996                            $1.1875        $1.00

March 31, 1997                               $2.031         $0.9375
June 30, 1997                                $2.468         $1.375
September 30, 1997                           $2.625         $1.218
December 31, 1997                            $2.0625        $0.75

Holders

The number of holders of record of the Company's $.00001 par value Common Stock at December 31, 1997 was approximately 199. This does not include shareholders holding their stock in "street name" in their accounts at broker/dealers.

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

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Over the course of the past two years, the Company has migrated from licensing the intellectual properties contained in its patent portfolio to developing, marketing, and licensing software products and applications that cover the faster-than-real-time transmission of audio and video programming. The Company's Burstware(R) Suite software incorporates the technology described in the Company's patent portfolio. Over the next twelve months and beyond, the Company intends to continue pursuing developing commercially viable software products and follow-on software products.

In order to accomplish these goals, the Company has organized a core group of employees and consultants with extensive experience in the fields of licensing, marketing, administration, technology, patents, and law. Upon Company growth, if any, this team will be augmented. Over the next twelve months, the Company intends to add in-house technology, marketing and sales, operations, and administrative staff, as required.

Product Development

In September 1997, the Company refocused its product development around three key objectives: a) the software should be platform independent, b) the software should be usable "off the shelf" without modification, c) the software should incorporate industry standards such as Java(TM), ActiveX(TM), and TCP/IP. The Company also realized that product development should be located locally rather than in New York.

IVT established a core team of software professionals with experience in developing over 35 new software products in its San Francisco headquarters. The team rewrote the entire Burstware(R) Suite to incorporate the above-mentioned objectives. The beta version was completed ahead of schedule and delivered in March 1998 for internal testing.

The Company has begun testing the beta software of its Burstware(R) Suite with several key customers and expects to release the first commercial product to the general public in mid-1998.

Financial Condition and Results of Operations

During the year ended December 31, 1997, the Company received revenue in the amount of $247,879 versus $1,457,597 for the same period in 1996. The 1997 results were considerably less due to lower sales resulting from the Company's decision to restart its Burstware(R) product development.

Costs and expenses during the year ended December 31, 1997, totaled $1,946,306 as compared to $1,725,753 during the year ended December 31, 1996. The increase was primarily due to Burstware(R) project costs, the hiring of additional human resources, the increase in travel related expenses, and the write-off of accounts receivable in the third quarter of 1997 and sales in the first quarter of 1997.

Research and development expenses for 1997 totaled $189,719 versus $48,588 for 1996. Research and development costs are directly expensed as incurred. These costs increased in 1997 because the Company's decision to redesign and restart its Burstware(R) Suite of products in the second half of 1997. The Company will continue to incur increasing research and development costs as they continue to develop its Burstware(R) product line and follow-on products.

The Company incurred a net loss per common share of $.39 per share during the fiscal year ended December 31, 1997, as compared to a net loss of $.09 per share during the fiscal year ended December 31, 1996. Management expects to continue to incur quarterly losses for 1998.

Liquidity and Capital Resources

As of December 31, 1997, the Company had a working capital deficit of $1,069,614 as compared to a working capital deficit of $185,994 at December 31, 1996. The increased deficit was primarily due to the increase in notes payable, operating expenses, and reduced sales during 1997.

Cash used in operating activities totaled $1,765,782 during the year ended December 31, 1997, as compared to cash used in operating activities of $818,782 during the year ended December 31, 1996. The increase was primarily a result of net losses of $2,062,373 and the restatement of accounts receivables and sales in the third and first quarters of 1997, respectively.

Cash flows provided by financing activities during the year ended December 31, 1997, were $1,657,812 as compared to $1,070,482 during the prior year. The increase was due to the proceeds from the sale of Preferred Stock and additional convertible and non-convertible debt. This increase is partially offset by repayment of debt during 1997.

In 1997, the Company raised an additional $950,000 including $550,000 in proceeds from the sale of investment units consisting of Series F Convertible Preferred Stock and Warrants to purchase common stock at the exercise price of one dollar per share, in a private placement, and $400,000 in proceeds from the exercise of certain warrants to purchase Common Stock at the exercise price of $1.00 per share. A revolving line of credit in the amount of $500,000 was obtained from Imperial Bank. The line was increased to $600,000 with terms and covenants requiring the Company to raise additional capital from other sources. The Company failed to meet the terms and covenants and the full amount became due and payable on September 15, 1997. The Company negotiated an extension until January 31, 1998, that included paying down the principal to $500,000 and the issuance of 200,000 investment units consisting of 200,000 shares of Series F Convertible Preferred Stock and 200,000 warrants to purchase Common Stock of the Company. The line was paid off in full on March 31, 1998. The Company raised an additional $280,000 in privately placed debt, through six-month notes at an interest rate of prime plus two percent. In conjunction with the promissory notes, a total of 36,000 warrants to purchase common stock of the Company were issued.

Due to its financing activities, the Company was able to meet its operating requirements for 1997. However, the Company does not have adequate working capital to meet operating requirements in 1998 and will have to raise additional funding. Since December 31, 1997, the Company has raised $1,175,000, including $300,000 through the exercise of warrants to purchase common stock at the exercise price of $.75 per share, and $875,000 from the issuance of convertible debt with conversion prices ranging from $.75 to $1.00 per share. The convertible promissory notes are due six months from the date of issue and are accruing interest at the rate of prime plus two percent. While the Company has engaged an institutional finance agent to assist the Company in raising additional funds, there is no guarantee that any additional capital financing will be forthcoming this year. Financing may not be available or may have a dilutive effect on current stockholders' equity.

The Company presently has no commitments for material capital expenditures. During the period subsequent to year-end, the Company realized cash from operating activities in excess of budgeted amount, and cash from investor exercise of warrants that provided positive cash flow. Although Management believes that there will be sufficient cash available from operating, financing and investing activities to meet Company obligations for the twelve-month period ended March 31, 1999, there can be no assurance the Company will be successful in its efforts.

Item 7.  Financial Statements.

The Report of the Auditors and the accompanying financial statements and notes to the financial statements are hereto set forth on pages F-1 through F-20. Financial Statement schedules that are not required have therefore been omitted.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

As of March 27, 1997, the Board of Directors of the Company dismissed Evers & Company Ltd. as its certifying accountant and appointed KPMG Peat Marwick LLP, pending completion of the necessary client approval process. The client approval was complete as of April 11, 1997.

This change has been approved by the Company's board of directors, and is a result of the Company's desire to utilize the services of a national accounting firm. There is no time in the past two years that the former accountant's report on the financial statements contained an adverse opinion or disclaimer of opinion, or was modified as to uncertainty, audit scope, or accounting principles.

During the two most recent fiscal years and through March 27, 1997, preceding the dismissal of Evers and Company, there were no disagreements at that time with the former accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the former accountants, would have caused them to make reference to the subject matter of the disagreements in connection with their reports.

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

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons.

The Directors and Executive Officers of the Company are as follows:


Name                              Age                  Positions and Offices Held
----                              ---                  --------------------------
Richard Lang                      44              Chairman, President, Chief Executive
                                                  Officer, and Director

O. J. Kilkenny                    49              Director

John J. Micek III                 43              Secretary and Director

Brian Murphy                      42              Director

Eric J. Hall CFA                  43              Chief Financial Officer


The Company has an audit and compensation committee consisting of Richard Lang, John J. Micek, and Brian Murphy.

The following sets forth biographical information as to the business experience of each Director and Officer of the Company for at least the past five years:

Richard Lang currently serves as Chairman, Chief Executive Officer, President and Director of the Company. From January 31, 1997 through August 1997, Mr. Lang served as a Director of the Company. Mr. Lang served as Chairman of the Board and Treasurer of the Company until January 31, 1997. He had served as Chairman of the Board, CEO and Treasurer of the Company from December 1993 to September 1995, and as a Director of the Company since August 1992. He also served as President of the Company from December 1993 to November 1994, as Vice President from August 1992 until February 1993, and as Vice Chairman of the Board from February 1993 to December 1993. He has been a Director of the Company's subsidiary, Explore Technology, Inc., since February 1990, and served as its President from February 1990 to August 1992. Mr. Lang was also a co-founder of Go-Video.

O. J. Kilkenny has been a Director of the Company since August 1992. Mr. Kilkenny is Senior Partner of O. J. Kilkenny & Co., Chartered Accountants, specialising in the entertainment industry with offices in London, England and Dublin, Ireland. With his partners, he has developed the accounting practice into one of the major accounting practices in England, specialising in the entertainment industry. Mr. Kilkenny holds directorships in a number of companies in the media and entertainment sector as well as each with non-entertainment businesses. He is also an investor in Ireland's first independent television channel and Ardmore Studios, the National Film Studios of Ireland. Mr. Kilkenny received a Bachelors Degree in Commerce from Dublin University in 1969, and became a fellow of the Institute of Chartered Accountants in Ireland, England and Wales in 1982. Mr. Kilkenny became a Director of the Company as a representative of Draysec Finance Limited, a principal shareholder of the Company.

John J. Micek III has been a Director of the Company since April 1990, Secretary since January 1994, and served as the Company's President from April 1990 to August 1992. Mr. Micek currently serves as the Chief Operating Officer of Protozoa, Inc. located in San Francisco, California. From 1994 to 1997, Mr. Micek served as General Counsel for U.S. Electricar in San Francisco, California. From January 1989 to March 1994, Mr. Micek practiced law in Palo Alto, California. He has served as a Director of Armanino Foods of Distinction, Inc., a publicly-held specialty food manufacturer in Hayward, California, since February 1988. He also serves as a Director of Universal Group, Inc., a Midwest group of insurance companies, and Cole Publishing Company in Northern California. He received a Bachelor of Arts Degree in History from the University of Santa Clara in 1974 and a Juris Doctorate from the University of San Francisco School of Law in 1979.

Brian Murphy has been a Director of the Company since January 1997. He is a partner in O.J. Kilkenny & Company, Chartered Accountants specialising in the entertainment industry with offices in London, England and Dublin, Ireland. The firm provides a wide range of services to their clients, consisting of major international entertainment artists, covering all areas of financial management and audit and accountancy advise. Mr. Murphy is involved at the executive level with a number of companies in the media and entertainment business, particularly in the field of digital post production, film and television.

Eric Hall, CFA, serves as a consultant to the Company and as the Company's Chief Financial Officer. Mr. Hall has over twenty years of experience in management consulting, finance, investment management, fund raising, and international banking. Mr. Hall was Founding V.P. Finance & Operations for Yahoo!, the premiere Internet directory. He has also helped launch other successful Internet companies including Viacom/Paramount Online, The ImagiNation Network (acquired by AT&T), Cybernautics (acquired by US Web), Women's Wire, and NetChannel. Mr. Hall has been a consultant to over 20 companies including Microsoft, NEC, Kleiner Perkins Caufield & Byers, and The Learning Company. He was a partner at Technology Perspectives from 1994 until 1997 and prior to that was a partner at David Powell, Inc. from 1992 until 1994. Mr. Hall has also worked for Arthur Andersen & Co., Amdahl, and Wells Fargo Bank.

All Directors of the Company will hold office until the next annual meeting of the shareholders and until their successors have been elected and qualified.

The Officers of the Company are elected by the Board of Directors, and hold office until their death, or until they shall resign or have been removed from office.

He is a graduate of the Owen Graduate School of Management, Vanderbilt University, the University of California-Davis, and is a Chartered Financial Analyst and member of the Association for Investment Management & Research.

Key Consultants

David Genin is the company's Director of Business Development. Mr. Genin joined the company in November 1997 and has assumed responsibility for coordinating business development efforts in conjunction with the Company's upcoming release of Burstware(TM) software solutions for network providers. Genin was previously Vice President Worldwide Sales & Marketing for Next Level Communications, a premiere purveyor of telecommunications equipment, which enables voice, data and video delivery to the business and residence. Genin was on the founding team and an officer of Next Level. He built a nationwide sales force focusing on the introduction of Next Level's architecture to all Regional Bell Operating Companies, and successfully led negotiations of a $300 million multiple-year contract with Bell Atlantic as well as a $550 million contract with U.S. West for Next Level's Local Loop Access System. Next Level was sold to General Instrument in 1996. Prior to Next Level, Genin was Regional Vice President and Regional Sales Director for DSC Communications Corporation, where he opened and staffed three regional offices with twenty sales and service personnel.
He accomplished $100 million in sales at DSC in 1995.

Kyle Faulkner, Ph.D. has been appointed as the Company's Chief Technology Officer. Faulkner joined the company in November 1997 and has assumed responsibility for coordinating technology development efforts in conjunction with the Company's 1998 release of Burstware(TM) software solutions for the optimized delivery of video and audio over communications networks. Faulkner has created over 20 commercially successful products for a multitude of large and small companies. He has been a key architect and technology contributor at Network Equipment Technology, Forte Software, Cell Net Data Systems and Sybase.

Ed Lyons has been appointed IVT's Manager of Software Development. He joined the Company's technology team in December of last year. He previously worked for Sybase Inc. and PLATINUM Technology, developing products that made new technology reliable and easy to use. At Sybase, he developed tools that made its products more robust and easier to maintain. At PLATINUM, he led teams that developed and released commercially successful products that simplified complex tasks such as database backups.

Item 10.  Executive Compensation.

The following table sets forth information regarding executive compensation for the Company's Chief Executive Officer and officers who received compensation in excess of $100,000 for the years ended December 31, 1995, 1996 and 1997.

                           Summary Compensation Table


                                                                         Long-Term Compensation
                                         Annual Compensation              Compensation Awards
                              ------------------------------------------  -------------------

                                                                Other  Restricted    Options/            All
                                                                          Annual      Stock              LTIP
                             Other
Name and Principal            Year      Salary       Bonus      Comp.     Award(s)   (Number)            Comp.
                              ----     --------      -----   -----------  -------   ---------         ----------
Richard Lang,                 1997      $32,000       -0-         -0-       -0-         -0-               -0-
 Chairman of the Board        1996      $48,000                   -0-       -0-         -0-            $3,000
 and Chief Executive          1995      $76,000       -0-         -0-       -0-     244,000(2)         $3,000(3)
 Officer(1)

Gary R. Familian,             1997     $123,462       -0-    $427,770(9)    -0-         -0-               -0-
 President and Chief          1996      180,000       -0-      47,852(8)    -0-         -0-               -0-
 Executive Officer(4)         1995       52,500       -0-     $16,887(5)    -0-     150,000(6)        $85,000(7)

Therese A. Webb Stacy         1997      $85,699       -0-         -0-       -0-         -0-               -0-
 Executive Vice President     1996      $79,500       -0-     $62,067(10)   -0-     171,000             $6,000(11)
 Business Development(12)

(1) As of September 8, 1997, Mr. Lang has served the Company as Chairman, Chief Executive Officer and President. Mr. Lang had served as Chairman of the Board and Chief Executive Officer until January 31, 1997, when Gary Familian assumed the responsibilities of Chairman and Chief Executive Officer.

(2) This amount represents options to purchase common stock of the Company that is held in the Joint Revocable Declaration of Trust of Lisa Marie Walters and Richard Alain Lang, of which Mr. Lang is a trustee and beneficiary. An option to purchase 125,000 shares of Common Stock, had expired December 31, 1996.

(3) This amount represents a monthly car allowance made payable to Mr. Lang in the amount of $250 per month.

(4) Mr. Familian began to receive salary from the Company in the amount of $15,000 per month beginning September 16, 1995. Mr. Familian served as the Company's Chairman and Chief Executive Officer until September 8, 1997 at which time his employment with the Company was terminated and he resigned from the Board of Directors.

(5)     Represents lease payments for automobile and apartment.

(6) Upon the signing of Mr. Familian's Employment Agreement with the Company, he was granted an option to purchase 150,000 shares of the Company's Common Stock at an exercise price of $1.00 per share. During 1996, said option was returned by Mr. Familian and cancelled by the Company.

(7) This amount represents consulting fees received during the period of time from August 1993, to November 1994. During this time, additional consulting fees in the total amount of $50,750 had been accrued by Mr. Familian, and waived pursuant to an Agreement dated July 15, 1995.

(8)     Represents an advance of lease payments for automobile and apartment.

(9) The Company reported $427,770 in 1099-Misc income, which the Company believes to have been misappropriated for Mr. Familian under IRS guidelines for reporting income.

(10)    This amount represents sales/licensing commissions during 1996.

(11)    This amount represents consulting fees paid in January 1996.

(12) On September 8, 1998, Ms. Stacy's employment with the Company was terminated.


                       Option Grants in Last Fiscal Year


                                 Percent of
                               Total Options/                   Market
                                   Granted        Exercise       Price
                     Options    to Employees      or Base       on Date      Expiration
     Name           (Number)   in Fiscal Year   Price ($/Sh)    of Grant        Date
                    --------   --------------   ------------    --------        ----
Richard Lang            N/A           N/A             N/A        N/A             N/A
Gary R. Familian        N/A           N/A             N/A        N/A             N/A


                         Aggregated Option Exercises in
                   Last Fiscal Year and FY-End Option Values


                                                   Securities              Value of
                                                   Underlying            Unexercised in
                                                   Unexercised         the Money Options/
                      Acquired on               Options at FY-End        SARs at FY-End
                       Exercise       Value        Exercisable/           Exercisable/
Name                  (Number)       Realized     Unexercisable          Unexercisable
                      --------       --------     -------------          -------------
Richard Lang              -0-           -0-           344,000              $344,000
Gary R. Familian          -0-           -0-               N/A                   N/A
Therese A. Stacy          -0-           -0-           171,000              $171,000

Gary R. Familian, who served as the Company's Chairman, Chief Executive Officer, President and Interim Treasurer until September 1997, served in the capacity of President and Chief Executive Officer since September 1995, and served in the capacity of President and Chief Operating Officer of the Company since November 1994.

At the time Mr. Familian executed his Employment Agreement with the Company, effective September 1, 1995, he agreed to waive payment of all accrued compensation that was accrued under his previous Consulting Agreement with the Company. At that time, Mr. Familian received an option to purchase 150,000 shares of the Company's Common Stock at the exercise price of $1.00 per share. Mr. Familian has since returned said option that has been canceled by the Company. Mr. Familian's Employment Agreement with the Company provided for future incentive options to be granted subject to certain increases in the price of the Company's Common Stock. The performance criteria are measured during the last calendar month of the Company's fiscal year and is predicated upon the price of the Company's stock during the last fiscal month ending December 31, 1995. Pursuant to the terms of this Agreement, Mr. Familian did not qualify for issuance of any options for fiscal year ended December 31, 1995, or for fiscal year ended December 31, 1996. Since Mr. Familian was terminated by the Company in 1997 he was not eligible for options in 1997.

From September 15, 1995 to January 31, 1997, Mr. Lang has served as Chairman of the Board, and received compensation in the amount of $4,000 per month. During the year of 1995, Mr. Lang received a total of $93,091, of which $17,091 related to payment of prior year accruals. During 1996, Mr. Lang received total compensation in the amount of $51,000 in addition to the payment of accrued compensation in the amount of $183,288. On December 31, 1994, the balance due to him was approximately $85,000, which carried through December 31, 1995. In February 1996, $79,644 had been paid to reduce this balance due. As of December 31, 1996 the remaining balance has been paid to Mr. Lang. Mr. Lang resumed the responsibilities of Chairman of the Board, Chief Executive Officer, and President of the Company upon Mr. Familian's termination in September 1997.

Although Directors do not receive compensation for their services as Directors as such, Directors may be reimbursed for expenses incurred in attending Board meetings.

Stock Incentive Plan

In November 1992, the Board of Directors adopted the 1992 Stock Incentive Plan (the "Plan") which was subsequently amended in December 1992, in April, August and September 1993, and was approved by the Company's shareholders in October 1993. The Plan provides that options may be granted to any employee (including officers), director or consultant of the Company or any parent or subsidiary of the Company and that restricted stock may be awarded or sold. Incentive stock options may only be granted to employees. The Company has reserved 3,000,000 shares of the Company's Common Stock for issuance under the Plan. As of December 31, 1997, the Company has issued stock options at exercise prices ranging from $1.00 per share to $3.75 per share. The following table contains information concerning the stock option grants made to each of the named officers.


                                               Number                     Exercise
                                              of Shares                     Price
                                              ---------                     -----
Richard Lang                                 244,000(1)                    $1.00
Gary R. Familian                             150,000(2)                    $1.00
Therese A. Webb Stacy                        171,000(3)                    $1.00

----------------

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

(3) Ms. Stacy received 85,000 options pursuant to her Consulting Agreement with the Company dated July 11, 1995. Additional 100,000 options were issued to Ms. Stacy pursuant to her Employment Agreement with the Company. 14,000 of the options granted to Ms. Stacy have been assigned to third parties. This number reflects the options currently held by Ms. Stacy.

The Company granted both incentive and non-statutory stock options to purchase shares of the Company's Common Stock to employees and key consultants to the Company. The total number of stock options granted during 1996 is 703,000, and the total number granted during 1997 is 286,356.

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth, as of December 31, 1997, the stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, each Officer and Director individually, and all Directors and Officers of the Company as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.


                                          Amount and
Name and Address                        Nature of Bene-              Percent
of Beneficial Owners                   ficial Ownership             of Class
--------------------                   ----------------             --------
Richard Lang                            1,345,346(1)                   16%
500 Sansome Street, Suite 503
San Francisco, CA  94111

G. Peter Spiess                           510,057(2)                    7%
1509 West Frier Drive
Phoenix, AZ 85021

                                          Amount and
Name and Address                        Nature of Bene-              Percent
of Beneficial Owners                   ficial Ownership             of Class
--------------------                   ----------------             --------
Draysec Finance Limited                  2,129,467(3)                  25%
P.O. Box SS-5539
Nassau, Bahamas

John J. Micek III                          117,358(4)                   1%
2727 Mariposa Street, Studio 100
San Francisco, CA  94110

Mercer Management, Inc.                  1,102,071(5)                  14%
135 Lake Street South, Suite 265
Kirkland, WA 98033

Storie Partners LLP                      1,400,000(6)                  17%
One Bush Street, Suite 1350
San Francisco, CA  94104

Mindful Partners LLP                       900,000(7)                  11%
591 Redwood Hwy., Suite 5295
Mill Valley, CA  94941

Delaware Charter Guaranty                  150,000(8)                   2%
Trust Company FBO Stuart
L. Rudick IRA Rollover
591 Redwood Hwy., Suite 5295
Mill Valley, CA  94941

Rudick Asset Management                    200,000(9)                   3%
591 Redwood Hwy., Suite 5295
Mill Valley, CA  94941

Reed Slatkin                               400,000(10)                  5%
11684 Ventura Blvd., Suite 922
Studio City, CA  91604

Imperial Bank                              400,000(11)                  5%
2460 Sandhill Road, Suite 102
Menlo Park, CA 94025

                                          Amount and
Name and Address                        Nature of Bene-              Percent
of Beneficial Owners                   ficial Ownership             of Class
--------------------                   ----------------             --------
All Directors and                        1,426,704(12)                 17%
Officers as a Group
(2 Persons)

(1) Includes 879,346 shares of Common Stock and 466,000 options to purchase common stock owned of record by the Joint Revocable Declaration of Trust of Lisa Marie Walters and Richard Alain Lang, of which Mr. Lang is a trustee and beneficiary. Also includes 50,000 shares underlying options held by Mr. Lang and 50,000 shares underlying options held by Mr. Lang's wife, Lisa Walters. Mr. Lang and Ms. Walters also each granted the Company the option to purchase 92,956 shares of the Company's Common Stock (owned by each of them respectively) at a price of $1.40 per share at any time on or before December 31, 1996. This option which was transferred by the Company to Mercer Management, Inc. during December 1994, expired on December 31, 1996. As a result, the option to purchase 250,000 shares of common stock issued to the Joint Revocable Declaration of Trust of Lisa Marie Walters and Richard Alain Lang, the vesting of said options contingent upon the exercise of the Repurchase option held by Mercer Management, Inc., expired December 31, 1996.

(2) Includes 510,057 shares of Common Stock owned by Mr. Spiess. Additionally, Mr. Spiess granted the Company the option to purchase 128,028 shares of the Company's Common Stock owned by him, at a price of $1.40 per share at any time on or before December 31, 1996. This option which was transferred by the Company to Mercer Management, Inc. during December 1994, expired on December 31, 1996.

(3) Includes 1,163,467 shares of Common Stock owned by Draysec Finance Limited and 200,000 shares of Common Stock that resulted from the conversion of 2,800,000 shares of Series D Preferred Stock. Also includes 450,000 shares of Common Stock which may be purchased under stock options held by Draysec Finance Limited and 100,000 shares of Common Stock into which 100,000 shares of Series E Preferred Stock held by Draysec Finance Limited may be converted. Also includes 200,000 Shares of Series F Convertible Preferred Stock and 216,000 Warrants to Purchase Common Stock. Draysec Finance Ltd. holds .09% of the total outstanding Series F Preferred Stock. Draysec had been issued an option to purchase 200,000 shares of common stock, the vesting of which was contingent upon the exercise of certain Repurchase Options issued to Mercer Management, Inc. as described hereinabove. The Repurchase Options expired December 31, 1996, and, as a result, the contingency options issued to Draysec also expired December 31, 1996.

(4) Includes 67,358 shares of Common Stock held by Mr. Micek and 50,000 shares underlying options held by him.

(5) Includes 333,500 shares of common stock owned and 28,572 shares of Common Stock from which 400,000 shares of Series D Convertible Preferred Stock have been converted and are held by Mercer Management, Inc. Also includes 300,000 shares of Common Stock from which 300,000 shares of Series E Convertible Preferred Stock held by Mercer Management, Inc. was converted. In October 1997, Mercer Management Inc. purchased 200,000 Units consisting of 200,000 shares of Series F Convertible Preferred Stock and 200,000 Warrants to purchase Common Stock. Mercer Management holds .09% of the total outstanding Series F Preferred Stock. In December 1997, Mercer Management Inc. obtained an additional 40,000 warrants to purchase Common Stock. 313,913 shares underlying repurchase options previously held by the Company and assigned to Mercer Management, Inc. expired as of December 31, 1996.

(6) Includes 700,000 shares of Series F Convertible Preferred Stock and 300,000 warrants to purchase common stock of the Company, and 400,000 shares of the Company's Common Stock. Storie Partners holds 30% of the total outstanding Series F Preferred Stock.

(7) Includes 450,000 shares of Series F Convertible Preferred Stock and 450,000 warrants to purchase common stock of the Company. Stuart L. Rudick is the General Partner of Mindful Partners LLP. Mindful Partners holds 19% of the total outstanding Series F Preferred stock.

(8) Includes 75,000 shares of Series F Convertible Preferred Stock and 75,000 warrants to purchase common stock of the Company. Investor holds 3% of the total outstanding Series F Preferred stock.

(9) Includes 100,000 shares of Series F Convertible Preferred Stock and 100,000 warrants to purchase common stock of the Company. Rudick Asset Management holds 4% of the total outstanding Series F Preferred stock.

(10) Includes 200,000 shares of Series F Convertible Preferred Stock and 200,000 warrants to purchase common stock of the Company. Reed Slatkin holds 9% of the total outstanding Series F Preferred stock.

(11) Includes 200,000 shares of Series F Convertible Preferred Stock and 200,000 warrants to purchase common stock. Imperial Bank holds 9% of the total outstanding Series F Preferred stock.

(12) Includes the beneficial ownership of Richard Lang and John J. Micek, and does not include 171,000 options held by Therese Stacy, the Company's former Executive Vice President of Business Development.

Item 12.  Certain Relationships and Related Transactions.

Transactions with Draysec Finance Limited

During the year of 1996, the Company repaid its bank loan secured by a letter of credit provided by Draysec Finance Limited, and the balance of the Credit Facility provided by Draysec to the Company during 1995 increased from $28,750 in 1995, to $90,000.

During 1997, Draysec Finance Limited invested an additional $200,000 for the purchase of 200,000 investment units consisting of Series F Convertible Preferred Stock and warrants to purchase Common Stock of the Company. Additionally, Draysec Finance Limited provided a loan of $80,000 in consideration for a six month promissory note from the Company with an interest rate of 10.5% and a warrant to purchase 16,000 shares of the Company's common stock at an exercise price of one dollar per share.

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

During 1997, Mercer Management Inc. converted its 300,000 shares of Series E Convertible Preferred stock into shares of the Company's Common Stock at the conversion rate of one share of preferred stock to one share of common stock. Additionally, Mercer Management, Inc. invested an additional $200,000 for the purchase of 200,000 investment units consisting of Series F Convertible Preferred Stock and warrants to purchase Common Stock of the Company.

In order to provide bridge financing for the Company during the last quarter of 1997, Mercer Management, Inc. loaned the Company $100,000 cash. In consideration for this loan, the Company issued Mercer Management Inc. a six-month promissory note in the amount of $100,000 at an interest rate of 10.5%. Additional consideration was provided by the Company in the form of a warrant to purchase 20,000 shares of the Company's Common Stock at the exercise price of $1.00 per share.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                        INSTANT VIDEO TECHNOLOGIES, INC.


Dated:         April 15, 1998                    By      /s/ Richard Lang
                                                       ------------------
                                                       Chairman, President,
                                                       Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Signature                                   Title                             Date
---------                                   -----                             ----
/s/ Richard Lang                      Chairman, President,               April 15, 1998
-------------------------------
Richard Lang                          Chief Executive Officer,
                                      and Director

/s/ O.J. Kilkenny                     Director                           April 15, 1998
-------------------------------
O.J. Kilkenny



/s/ John J. Micek                     Secretary and Director             April 15, 1998
-------------------------------
John J. Micek III



/s/ Brian Murphy                      Director                           April 15, 1998
-------------------------------
Brian Murphy


/s/ Eric J. Hall                      Chief Financial Officer            April 15, 1998
-------------------------------       and Principal Accounting
Eric J. Hall                          Officer

                      INSTANT VIDEO TECHNOLOGIES, INC.
                      AND SUBSIDIARY

                      Consolidated Financial Statements

                      December 31, 1997 and 1996

                      (With Independent Auditors' Report Thereon)

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
Instant Video Technologies, Inc.:


We have audited the accompanying consolidated balance sheets of Instant Video Technologies, Inc. and subsidiary as of December 31, 1997 and 1996 and the related consolidated statements of operations, stockholders' (deficiency) equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Instant Video Technologies, Inc. and subsidiary as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                         KPMG PEAT MARWICK LLP


Mountain View, California
March 11, 1998

                        INSTANT VIDEO TECHNOLOGIES, INC.

                           Consolidated Balance Sheets

                           December 31, 1997 and 1996


                         ASSETS                                      1997          1996
                                                                   --------      -------
Current assets:
   Cash and cash equivalents                                       $ 20,551      208,613
   Accounts receivable                                                   --        1,421
   Costs and estimated earnings in excess of billings on
     uncompleted contracts                                               --      136,400
   Prepaid expenses                                                  31,460        8,648
                                                                   --------      -------

         Total current assets                                        52,011      355,082
                                                                   --------      -------

Property and equipment, net                                          85,611       72,322

Patents, net of accumulated amortization of  $121,365 in 1996
                                                                         --      121,108

Other assets                                                         17,569       52,670
                                                                   --------      -------

                                                                   $155,191      601,182
                                                                   ========      =======


See accompanying notes to consolidated financial statements.

                        INSTANT VIDEO TECHNOLOGIES, INC.

                           Consolidated Balance Sheets

                           December 31, 1997 and 1996


        LIABILITIES AND STOCKHOLDERS' (DEFICIENCY) EQUITY                     1997             1996
                                                                          -----------       ----------
Current liabilities:
   Bank line of credit and credit facility                                $   500,000           90,000
   Notes payable                                                              451,773          141,000
   Accounts payable                                                            34,026          128,263
   Accrued expenses                                                            92,782          152,000
   Accrued interest                                                            43,044           29,813
                                                                          -----------       ----------

         Total current liabilities                                          1,121,625          541,076
                                                                          -----------       ----------

Notes payable                                                                  16,833               --
                                                                          -----------       ----------

Stockholders' (deficiency) equity:
   Preferred stock, $.00001 par value, 20,000,000 shares authorized:
     Series D, none outstanding                                                    --               --
     Series E, zero and 500,000 shares issued and outstanding in 1997
       and 1996, respectively, liquidation preference of $1.00 per share           --                5
     Series F, 5,000,000 shares authorized, 2,125,000 and 1,475,000 shares issued and outstanding in 1997 and 1996, respectively;
       liquidation preferences of $1.00 per share                                  22               15
   Common stock, $.00001 par value, 100,000,000 shares
     authorized; 5,703,553 and 4,803,553 shares issued and
     outstanding in 1997 and 1996                                                  59               50
   Additional paid in capital                                               7,795,972        6,776,983
   Accumulated deficit                                                     (8,779,320)      (6,716,947)
                                                                          -----------       ----------

         Stockholders' (deficiency) equity                                   (983,267)          60,106
                                                                          -----------       ----------

Commitments and contingencies

                                                                          $   155,191          601,182
                                                                          ===========       ==========


See accompanying notes to consolidated financial statements.

                        INSTANT VIDEO TECHNOLOGIES, INC.

                      Consolidated Statements of Operations

                 For the years ended December 31, 1997 and 1996


                                                               1997             1996
                                                           -----------       ----------
Revenue                                                    $   247,879        1,457,597
Cost of revenues                                               230,210           78,195
                                                           -----------       ----------

                                                                17,669        1,379,402

Costs and expenses:
   Research and development                                    189,719           48,588
   Sales and marketing                                         408,369          469,752
   General and administrative                                1,348,218        1,207,413
                                                           -----------       ----------

         Total costs and expenses                            1,946,306        1,725,753
                                                           -----------       ----------

         Loss from operations                               (1,928,637)        (346,351)
                                                           -----------       ----------

Other income (expense):
   Interest, net                                              (139,013)         (56,818)
   Other income                                                  5,277               --
                                                           -----------       ----------

                                                              (133,736)         (56,816)
                                                           -----------       ----------

         Loss before income taxes                           (2,062,373)        (403,167)

Income taxes                                                        --           (1,200)
                                                           -----------       ----------

         Net loss                                          $(2,062,373)        (404,367)
                                                           ===========       ==========

Net loss per common share:

     Basic                                                 $     (0.39)           (0.09)
                                                           ===========       ==========

     Diluted                                               $     (0.39)           (0.09)
                                                           ===========       ==========

                                                             5,259,304        4,600,000
Weighted average shares outstanding
                                                           ===========       ==========

Weighted average shares outstanding assuming dilution        5,259,304        4,600,000
                                                           ===========       ==========

See accompanying notes to consolidated financial statements.

                INSTANT VIDEO TECHNOLOGIES, INC. AND SUBSIDIARY

          Consolidated Statements of Stockholders' (Deficiency) Equity

                 For the years ended December 31, 1997 and 1996

                                    Common stock        Preferred stock
                                 -------------------   ------------------    Additional     Accumulated
                                   Shares     Amount     Shares    Amount  paid-in capital    deficit       Total
                                 ---------    ------   ---------   ------  ---------------  ------------  -----------
Balance at December 31, 1995     4,491,440     $45     1,436,000     $14     $5,005,464     $(6,312,580)  $(1,307,057)

Preferred stock offering,
net of costs of $25,000                 --      --     1,475,000      15      1,449,985              --     1,450,000

Exercise of stock options          109,256       1            --      --          1,529              --         1,530

Stock options issued in lieu
of services performed                   --       2            --      --        149,998              --       150,000

Conversion of debt and
accrued interest                   136,000       1            --      --        169,999              --       170,000

Conversion of Series D
preferred stock to
common stock                        66,857       1      (936,000)     (9)             8              --            --

Net loss                                --      --            --      --             --        (404,367)     (404,367)
                                 ---------     ---     ---------     ---     ----------     -----------   -----------

Balance at December 31, 1996     4,803,553      50     1,975,000      20      6,776,983      (6,716,947)       60,106

Preferred stock offering                --      --       650,000       7        549,993              --       550,000

Exercise of warrants               400,000       4            --      --        399,996              --       400,000

Allocation of proceeds to
warrants upon issuance
of debt                                 --      --            --      --         69,000              --        69,000

Conversion of Series E preferred
stock to common stock              500,000       5      (500,000)     (5)            --              --           --

Net loss                                --      --            --      --             --      (2,062,373)   (2,062,373)
                                 ---------     ---     ---------     ---     ----------     -----------   -----------
Balance at December 31, 1997     5,703,553     $59     2,125,000     $22     $7,795,972     $(8,779,320)  $  (983,267)
                                 =========     ===     =========     ===     ==========     ===========   ===========


See accompanying notes to financial statements.

                        INSTANT VIDEO TECHNOLOGIES, INC.

                      Consolidated Statements of Cash Flows

                 For the years ended December 31, 1997 and 1996


                                                                       1997             1996
                                                                   -----------       ----------
Cash flows from operating activities:
   Net loss                                                        $(2,062,373)        (404,367)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
       Depreciation and amortization                                    92,176           50,681
       Write off patent costs and other assets                          95,735               --
       Warrant expense issued with debt                                 69,000               --
       Stock option compensation                                            --          150,000
       Decrease (increase) in accounts receivable                        1,421           (1,421)
       Decrease (increase) in costs and estimated earnings in
        excess of billings on uncompleted contracts                    136,400         (136,400)
       Decrease in prepaid expenses                                      6,982           16,513
       (Increase) decrease in other assets                              35,101          (40,000)
       Decrease in accounts payable                                    (94,237)        (194,017)
       Decrease in accrued expenses                                    (59,218)         (74,059)
       Increase (decrease) in accrued interest                          13,231          (26,680)
       Decrease in deferred revenue                                         --         (159,032)
                                                                   -----------       ----------

             Net cash used in operating activities                  (1,765,782)        (818,782)
                                                                   -----------       ----------

Cash flows from investing activities:
   Purchases of property and equipment                                 (85,367)         (36,022)
   Proceeds on Sale of Equipment                                         5,275               --
                                                                   -----------       ----------

             Net cash used in investing activities                     (80,092)         (47,433)
                                                                   -----------       ----------

Cash flows from financing activities:
   Proceeds from sale of stock                                         950,000        1,451,530
   Proceeds from debt                                                1,054,210               --
   Repayment of debt                                                  (346,398)        (381,048)
                                                                   -----------       ----------

             Net cash provided by financing activities               1,657,812        1,070,482
                                                                   -----------       ----------

Increase (decrease) in cash and cash equivalents                      (188,062)         204,267

Cash and cash equivalents, beginning of year                           208,613            4,346
                                                                   -----------       ----------

Cash and cash equivalents, end of year                             $    20,551          208,613
                                                                   ===========       ==========


See accompanying notes to consolidated financial statements.         (Continued)

                        INSTANT VIDEO TECHNOLOGIES, INC.

                 For the years ended December 31, 1997 and 1996


                                                                                          1997                1996
                                                                                     --------------      --------------
Supplemental disclosure of cash flow information:
   Cash paid for income taxes                                                        $           --               1,200
                                                                                     ==============      ==============

   Cash paid for interest                                                            $       56,782             104,134
                                                                                     ==============      ==============

Supplemental schedule of noncash investing and financing activities:
   During 1996, debt of $150,000 and accrued interest of $20,000 were converted to common stock.

   During 1996, 936,000 shares of Series D preferred stock were converted to 66,857 shares of common stock.

   During 1996, the Company granted stock options to various consultants, which resulted in $150,000 of compensation expense.

   During 1997, the Company financed an insurance premium of $29,794.

   During 1997, 500,000 shares of Series E preferred stock was converted into 500,000 shares of common stock.


See accompanying notes to consolidated financial statements.

                        INSTANT VIDEO TECHNOLOGIES, INC.

                   Notes to Consolidated Financial Statements

                           December 31, 1997 and 1996


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

      LIQUIDITY

      Since inception, the Company has incurred development costs and other expenses resulting in cumulative losses of approximately $8,779,000, and the Company's current liabilities exceed current assets by approximately $1,070,000 at December 31, 1997. Management recognizes that the Company must raise additional capital to enable it to continue operations. Management has engaged an institutional finance agent to raise sufficient capital to allow the company to complete development and successful commercialization of its products. However, no assurances can be given that the Company will be successful in raising additional capital or that the Company will achieve profitability or positive cash flow. If the company is unable to obtain adequate additional financing and bring the company to profitability or positive cash flow, management will be required to sharply curtail operations.

      BASIS OF PRESENTATION

      The accompanying financial statements include the accounts of Instant Video Technologies, Inc. and its wholly-owned subsidiary, Explore Technology, Inc. All significant intercompany transactions and accounts have been eliminated in consolidation.

      CASH EQUIVALENTS

      Cash equivalents include money market accounts and other short-term investments with an original remaining maturity of three months or less when acquired.

      PROPERTY AND EQUIPMENT

      Property and equipment is recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which range from three to five years.

      PATENTS

      Direct costs incurred to obtain patents have been capitalized and amortized over seven years using the straight-line method. Costs incurred to maintain patents are expensed as incurred. During the fourth quarter of 1997, the Company expensed the remaining unamortized balance of patent costs of $87,628 due to the lack of current revenues associated with these patents (see "Liquidity" above).

                        INSTANT VIDEO TECHNOLOGIES, INC.

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

      RESEARCH AND DEVELOPMENT

      Research and development costs, prior to the establishment of technological feasibility including contract services, are expensed as incurred. The Company capitalizes development costs subsequent to the establishment of technological feasibility, and amortizes such costs over the estimated product life. To date, all software development costs are expensed as incurred.

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

      LOSS PER SHARE AND DILUTIVE SECURITIES

      The following is a summary of the securities that could potentially dilute basic loss per share in the future that were not included in the computation of diluted loss per share because to do so would be antidilutive.


                                               December 31,
                                         --------------------------
                                           1997            1996
                                         ---------      -----------
Convertible Preferred Stock              2,125,000        1,975,000

Options                                  2,538,630        2,864,774

Warrants                                 1,961,000        1,450,000

Convertible debt                           303,206           31,333
                                         ---------      -----------

Total                                    6,927,836        6,321,107
                                         =========      ===========

                        INSTANT VIDEO TECHNOLOGIES, INC.

      STOCK OPTIONS

      The Company accounts for its stock option plan in accordance with the provisions of APB Opinion No. 25, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant.

      Pursuant to the provisions of SFAS No. 123, entities that continue to apply the provisions of APB No. 25, must disclose pro forma net loss and pro forma loss per share disclosure for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123, had been applied.

      IMPAIRMENT OF LONG LIVED ASSETS

      Pursuant to SFAS No. 121, the Company assesses the recoverability of the carrying amount of its long lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may be impaired. If the estimated future undiscounted operating cash flows over the remaining useful life of the long-lived asset is in excess of the carrying amount of the asset, a charge to income would be recognized for the excess carrying amount of the asset over its fair value.

      USE OF ESTIMATES

      Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.


 (2)  PROPERTY AND EQUIPMENT

      Property and equipment consists of the following:


                                      1997           1996
                                   ---------       --------
Computer equipment                 $  95,053         90,984
Furniture                             24,980         11,255
Office equipment                          --          6,685
                                   ---------       --------

                                     120,033        108,924
Less accumulated depreciation        (34,422)       (36,602)
                                   ---------       --------

                                   $  85,611         72,322
                                   =========       ========

                        INSTANT VIDEO TECHNOLOGIES, INC.

(3)   DEBT

      Debt consists of the following:


                                                             DECEMBER 31,
                                                        --------------------
BANK LINE OF CREDIT AND CREDIT FACILITY                   1997         1996
                                                        --------      ------
8% note payable to Draysec Finance Ltd. unsecured
   note, paid June 1997                                 $     --      90,000

$500,000 Revolving line of credit with Imperial
   Bank, principal and interest rate at the Bank's       500,000          --
   Prime rate plus 2.5% (11.00% at December 31,
   1997) due January 31, 1998
                                                        --------      ------

                                                        $500,000      90,000
                                                        ========      ======

                        INSTANT VIDEO TECHNOLOGIES, INC.

                                                                                 DECEMBER 31,
                                                                           ------------------------
                    NOTES PAYABLE                                             1997           1996
                                                                           ---------       --------
8% unsecured notes, interest and principal due at
   maturity, convertible at $4.50 per share, due
   from August 1997 through September 1997                                 $      --        141,000

10.5% unsecured note, interest and principal due
   at June 30, 1998, convertible into common stock                           100,000             --
   at $1.85 per share

10.5% unsecured note, interest and principal due
   on a monthly basis over 18 months ending on
   March 31, 1999, convertible at $1.00 per share                             85,602             --
   into Common Stock.

10.5% note payable to Mercer Management, Inc.,
   interest and principal due June 10, 1998,
   convertible at $1.00 per share into common stock                          100,000             --

8% unsecured note, principal and interest due
   June 10, 1998, convertible at $2.00 per share                           $  73,210             --
   into Common Stock.

10.5% note payable to Draysec Finance Ltd.,
   interest and principal due June 10, 1998,                               $  80,000             --
   convertible into common stock at $1.00 per share

11.04% Insurance premium financing, principal
   and interest paid monthly until October 5, 1998                            29,794             --
                                                                           ---------       --------
                                                                             468,606        141,000

Less current portion                                                        (451,773)      (141,000)
                                                                           ---------       --------

Long-term portion                                                          $  16,833             --
                                                                           =========       ========

                        INSTANT VIDEO TECHNOLOGIES, INC.

(4)   PREFERRED STOCK

      In February 1996, the Company amended its articles of incorporation and authorized the issuance of up to 5,000,000 shares of Series F Convertible Preferred Stock with a detachable warrant to purchase common stock of the Company (a Unit). The liquidation preference of the preferred share is $1 per share and each share of preferred stock may be converted into one share of the Company's common stock. The exercise price of the common stock warrants is also $1.00 per share.

      As a result, the Company obtained financing in the net amount of $1,445,000 in 1996 and $550,000 in 1997 of Series F Convertible Preferred Stock and warrants to purchase common stock of the Company. The price of each unit was $1.00. The offering grants the investors the right to appoint two directors, certain registration rights, and the right of first refusal on financing offerings for a limited period of time.

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

      The per share weighted average fair value of stock options granted during 1997 and 1996 was $0.17 and $0.22, respectively on the date of grant using the Black-Scholes Model with the following weighted average assumptions: volatility of 53% for 1997 and 65% for 1996, expected dividend yield 0% for all years, risk free interest rate of approximately 5 1/2% in 1997 and 6 1/2% for 1996 and an expected life of 1.5 and 1.9 years, respectively.

      At December 31, 1997, the range of exercise prices and weighted average remaining contractual life of options was $1.00 - $3.75 and 5.9 years, respectively. At December 31, 1997 all options outstanding were exercisable.

                        INSTANT VIDEO TECHNOLOGIES, INC.

      Stock option activity is as follows:

                                                   WEIGHTED
                                   NUMBER OF       AVERAGE
                                    SHARES      EXERCISE PRICE
                                  ----------    --------------
Balance on December 31, 1995       3,190,971       1.37
Options granted                      703,000       1.50
Options exercised                   (109,256)       .01
Options forfeited                   (606,000)      1.00
Options expired                     (313,941)      1.40
                                  ----------       ----

Balance on December 31, 1996       2,864,774       1.52
Options granted                      286,356       1.00
Options forfeited                   (500,000)      1.00
Options expired                     (112,500)      1.39
                                  ----------       ----

Balance on December 31, 1997       2,538,630       1.85
                                  ==========       ====

      The Company applies APB Opinion 25 in accounting for its Plan, and accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123, the impact on the company's net loss would have been increased by approximately $34,000.

(6)   LEASE COMMITMENTS

      The Company leases its office space under an operating lease which is currently a three year lease. Rent expense for the years ended December 31, 1997 and 1996 was $91,000 and $145,148, respectively.

      The following is a summary of future minimum lease payments for operating leases:

                                                 OPERATING
Years ending December 31:                          LEASES
                                             ---------------
1998                                         $        91,033
1999                                                  91,033
2000                                                  86,736
                                             ---------------
Total minimum lease payments                         268,802

(7)   INCOME TAXES

      The Company had no federal income taxes in 1997 and 1996 due to its net loss and its accumulated losses. At December 31, 1997 and 1996, the Company had net operating loss carryforwards for federal income tax

                        INSTANT VIDEO TECHNOLOGIES, INC.

      purposes of approximately $7,842,000 and $5,690,518, which, subject to annual limitations, are available to offset future taxable income, if any, through 2012 and net operating loss carryforwards for state income tax purposes of $3,308,650 and $2,232,131 which are available to offset future taxable income through 2002.

      The temporary differences that give rise to deferred tax assets and liabilities at December 31, 1997 and 1996 are as follows:


                                                      1997          1996
                                                   ----------     ---------
Deferred tax assets:
   Start-up costs                                  $   85,919       259,721
   Accrued payroll                                                   25,688
   Net operating loss carryforward for
     income taxes                                   2,859,204     2,071,784
   R&E credit carryforward                            105,715       101,815
                                                   ----------     ---------

         Total gross deferred tax assets            3,050,838     2,459,008

Less valuation allowance                           (2,997,490)   (2,408,343)
                                                   ----------     ---------

         Net deferred tax assets                       53,348        50,665
                                                   ----------     ---------

Deferred tax liabilities:
   Patent                                             (45,677)      (45,705)
   Property and Equipment                              (7,671)       (4,960)
                                                   ----------     ---------

         Total gross deferred tax liabilities         (53,348)      (50,665)
                                                   ----------     ---------

         Net deferred tax asset liability          $       --            --
                                                   ==========     =========


      The valuation allowance for deferred tax assets as of December 31, 1997 and 1996 was $2,997,490 and $2,408,343, respectively. The net change in the valuation allowance for the years ended December 31, 1997 and 1996 was an increase of $589,147 and an increase of $114,925, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.

      In the event of an ownership change as defined by the Internal Revenue Code, section 382, and the California equivalent, both federal and California impose substantial restrictions on the utilization of net operating losses and tax credits.

(8)   BUSINESS AND PRODUCT CONCENTRATIONS

      The Company's primary source of revenue is from the licensing of burst technology which generated $247,879 and $1,321,197 in revenue during 1997 and 1996, respectively. The Company's success is largely dependent on this product. Changes in desirability of the product in the marketplace may significantly effect management's estimates and the Company's performance.

                        INSTANT VIDEO TECHNOLOGIES, INC.

      The Company's principal customer is located in Oklahoma. This customer accounted for substantially all of the Company's revenues in 1997 and 1996. The Company recognized $-0- and $126,970 in foreign revenues in 1997 and 1996, respectively.

      During 1996, the Company used a single consulting firm for the majority of its research and product development work. This firm earned fees of approximately $362,000 in 1996. Management does not believe that it will need to depend on this firm as heavily in the future.


(9)   DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

      Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires that the Company disclose estimated fair values for its financial instruments. The following summary presents a description of the methodologies and assumptions used to determine such amounts.

      LIMITATIONS

      Fair value estimates are made at a specific point in time and are based on relevant market information and information about the financial instrument; they are subjective in nature and involve uncertainties, matters of judgment and, therefore, cannot be determined with precision. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holding of a particular instrument. Changes in assumptions could significantly affect these estimates.

      Since the fair value is estimated as of December 31, 1997 and 1996, the amounts that will actually be realized or paid in settlement of the instruments could be significantly different.

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


(10)   RECENTLY ISSUED ACCOUNTING STANDARDS

      In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income; and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which are effective for the Company beginning with its year ended December 31, 1998.

                        INSTANT VIDEO TECHNOLOGIES, INC.

(11)  LEGAL SETTLEMENTS

      In October of 1996, the Company entered into a settlement agreement with certain investors in connection with the Company's Series F convertible stock financing pursuant to a consulting agreement. The Settlement amounted to $122,500. During 1997, the Company paid $21,500 towards this amount and converted the remaining amount of $101,000 into a convertible note payable. The note bears interest at the rate of prime plus two percent monthly (10.5% as of December 31, 1997). Payments of principal and interest are due on a monthly basis over 18 months, ending on March 31, 1999. The balance due on this note as of December 31, 1997 was $85,602. The remaining amount due on the note is convertible to shares of the Company's common stock at the exercise price of $1.00 per share.

                        INSTANT VIDEO TECHNOLOGIES, INC.

(12)  RESTATEMENT

      During the third quarter of 1997, the Company discovered that it inappropriately recognized revenue of approximately $172,000 for the three months ended March 31, 1997. The error resulted from the recognition of service to a single customer under a service contract. However, prior to March 31, 1997, the customer had canceled the contract and therefore the revenue should not have been recorded. In addition, as of June 30, 1997 the Company incorrectly recorded an increase in cash and a decrease of the improperly recorded receivable. The financial statements as of March 31, 1997 and June 30, 1997 and the three and six month periods ended March 31, 1997 and June 30, 1997, respectively have been restated as follows:


      For March 31, 1997 and the three-months then ended:


                                       As Previously      Adjustment        As
                                         Reported                         Restated
                                       ------------      ------------   ----------
Costs & estimated earnings in
excess of billings on uncompleted
contracts                              $    193,995          (171,896)      22,099
                                       ============      ============   ==========

Accumulated deficit                    $ (6,687,911)         (171,896)  (6,859,807)
                                       ============      ============   ==========

Revenue                                $    467,879          (171,896)     295,983
                                       ============      ============   ==========

Net income (loss)                      $     29,036          (171,896)    (142,860)
                                       ============      ============   ==========

Net income (loss) per share            $       0.01             (0.04)       (0.03)
                                       ============      ============   ==========


      For June 30, 1997 and the six-months then ended:


                                       As Previously      Adjustment        As
                                          Reported                       Restated
                                        -----------      -----------    ----------
Cash                                    $   198,473         (171,896)       26,577
                                        ===========      ===========    ==========

Accumulated deficit                     $(7,301,594)        (171,896)   (7,473,490)
                                        ===========      ===========    ==========

Revenue                                 $   609,629         (171,896)      437,733
                                        ===========      ===========    ==========

Net loss                                $  (584,647)        (171,896)     (756,543)
                                        ===========      ===========    ==========

Net loss per share                        $ ( 0.12)            (0.04)        (0.16)
                                        ===========      ===========    ==========

                                 EXHIBIT INDEX

  EXHIBIT                                                                                SEQUENTIAL
    NO.              DESCRIPTION                             LOCATION                     PAGE NO.
  -------   ------------------------------    ---------------------------------------    ----------
    3.1     Articles of Incorporation and     Incorporated by reference to Exhibit
            Bylaws                            Nos. 3.1 and 3.2 to Registrant's Form
                                              S-18 Registration Statement (No.
                                              33-35580-D).                                   --
    3.2     Bylaws, as amended                Incorporated by reference to Exhibit
                                              No. 3.2 to Registrant's Form SB-2
                                              Registration Statement (No. 33-69914).         --
    3.3     Certificate of Amendment to       Incorporated by reference to Exhibit
            Certificate of Incorporation      No. 3.3 to Registrant's Form SB-2
            filed August 19, 1992             Registration Statement (No. 33-69914).         --
    3.4     Statement Establishing Series     Incorporated by reference to Exhibit
            D Preferred Stock                 No. 3.4 to Registrant's Form SB-2
                                              Registration Statement (No. 33-69914).         --
    3.5     Statement Establishing Series     Incorporated by reference to Exhibit
            E Preferred Stock                 No. 3.5 to Registrant's Form 10-KSB for
                                              year ended December 31, 1994.                  --
    3.6     Statement Establishing Series     Incorporated by reference to Exhibit
            F Preferred Stock                 No. 3.6 to Registrant's Form 10-KSB for
                                              year ended December 31, 1994.                  --
   10.1     Amended Plan of Agreement and     Incorporated by reference to Exhibit
            Reorganization Among Catalina     No. 10 to Registrant's Current Report
            Capital Corp., Explore            on Form 8-K dated August 17, 1992.
            Technology, Inc. and certain
            officers, directors and
            shareholders of Catalina
            Capital Corp. and Explore
            Technology, Inc.                                                                 --
   10.2     Employment Agreement with         Incorporated by reference to Exhibit
            Wayne Van Dyck                    No. 10.2 to Registrant's Report on Form
                                              10-KSB for the period ended December
                                              31, 1992.                                      --
   10.3     Employment Agreement with         Incorporated by reference to Exhibit
            Richard Lang                      No. 10.3 to Registrant's Report on Form
                                              10-KSB for the period ended December
                                              31, 1992.                                      --
   10.4     Repurchase Option Agreement       Incorporated by reference to Exhibit
            with Richard Lang                 No. 10.4 to Registrant's Report on Form
                                              10-KSB for the period ended December
                                              31, 1992.                                      --
   10.5     Repurchase Option Agreement       Incorporated by reference to Exhibit
            with Lisa Walters                 No. 10.5 to Registrant's Report on Form
                                              10-KSB for the period ended December
                                              31, 1992.                                      --
   10.6     Repurchase Option Agreement       Incorporated by reference to Exhibit
            with Peter Spiess                 No. 10.6 to Registrant's Report on Form
                                              10-KSB for the period ended December
                                              31, 1992.                                      --
   10.7     License Agreement with            Incorporated by reference to Exhibit
            Singularity Corporation           No. 10.6 to Registrant's Report on Form
                                              10-KSB for the period ended December
                                              31, 1992.                                      --
   10.8     Amended 1992 Stock Incentive      Incorporated by reference to Exhibit
            Plan                              10.8 to Registrant's Report on Form
                                              10-KSB for the year ended December 31,
                                              1993.                                          --

  EXHIBIT                                                                                SEQUENTIAL
    NO.              DESCRIPTION                             LOCATION                     PAGE NO.
  -------   ------------------------------    ---------------------------------------    ----------
   10.9     Office Lease for 500 Sansome      Incorporated by reference to Exhibit
            Street                            No. 10.6 to Registrant's Report on Form
                                              10-KSB for the period ended December
                                              31, 1992.                                      --
   10.10    Settlement Agreement with         Incorporated by reference to Exhibit
            Wayne Van Dyck and Promissory     10.10 to Registrant's Report on Form
            Note to Wayne Van Dyck, as        10-KSB for the year ended December 31,
            amended                           1993.                                          --
   10.11    Master License Agreement with     Incorporated by reference to Exhibit
            Burst Communications Pty Ltd.     10.11 to Registrant's Report on Form
                                              10-KSB for the year ended December 31,
                                              1993.                                          --
   10.12    License Agreement with VI-        Incorporated by reference to Exhibit
            FACTS, Inc.                       10.12 to Registrant's Report on Form
                                              10-KSB for the year ended December 31,
                                              1993.                                          --
   10.13    Consulting Agreement with Gary    Incorporated by reference to Exhibit
            R. Familian                       10.13 to Registrant's Report on Form
                                              10-KSB for the year ended December 31,
                                              1993.                                          --
   10.14    Memorandum of Understanding       Incorporated by reference to Exhibit
            with 525 Post Production          10.14 to Registrant's Report on Form
            Company                           10-KSB for the year ended December 31,
                                              1993.                                          --
   10.15    Third Amendment to Lease for      Incorporated by reference to Exhibit
            500 Sansome Street                10.15 to Registrant's Report on Form
                                              10-KSB for the year ended December 31,
                                              1993.                                          --
   10.16    Credit Facility with Draysec      Incorporated by reference to Exhibit
            Finance Limited                   10.16 to Registrant's Report on Form
                                              10-KSB for the year ended December 31,
                                              1993.                                          --
   10.17    Promissory Note to Draysec        Incorporated by reference to Exhibit
            Finance Limited                   10.17 to Registrant's Report on Form
                                              10-KSB for the year ended December 31,
                                              1993.                                          --
   10.18    Amendment to Master License       Incorporated by reference to Exhibit
            Agreement with Burst              10.18 to Registrant's Report on Form
            Communications Pty Ltd.           10-KSB for the year ended December 31,
                                              1994.                                          --
   10.19    Amendment No. 1 to Credit         Incorporated by reference to Exhibit
            Facility with Draysec Finance     10.19 to Registrant's Report on Form
            Limited                           10-KSB for the year ended December 31,
                                              1994.                                          --
   10.20    Second Promissory Note to         Incorporated by reference to Exhibit
            Draysec Finance Limited           10.20 to Registrant's Report on Form
                                              10-KSB for the year ended December 31,
                                              1994.                                          --
   10.21    Fourth Amendment to Lease for     Incorporated by reference to Exhibit
            500 Sansome Street                10.21 to Registrant's Report on Form
                                              10-KSB for the quarter ended March 31,
                                              1995.                                          --
   10.22    Employment Agreement with Gary    Incorporated by reference to Exhibit
            R. Familian                       10.22 to Registrant's Report on Form
                                              10-QSB for the year ended December 31,
                                              1995.                                          --
   10.23    Employment Agreement with         Incorporated by reference to Exhibit
            Richard A. Lang                   10.23 to Registrant's Report on Form
                                              10-QSB for the year ended December 31,
                                              1995.                                          --
   10.24    Employment Agreement with         Incorporated by reference to Exhibit
            Therese A. Webb Stacy             10.24 to Registrant's Report on Form
                                              10-QSB for the year ended December 31,
                                              1995.                                          --
   10.25    Consulting Agreement with Lisa    Incorporated by reference to Exhibit
            Walters                           10.25 to Registrant's Report on Form
                                              10-QSB for the year ended December 31,
                                              1995.                                          --
   10.26    Letter Agreement with The Mill    Incorporated by reference to Exhibit
            (Facility) Limited                10.26 to Registrant's Report on Form
                                              10-QSB for the year ended December 31,
                                              1995.                                          --

  EXHIBIT                                                                                SEQUENTIAL
    NO.              DESCRIPTION                             LOCATION                     PAGE NO.
  -------   ------------------------------    ---------------------------------------    ----------
   10.27    Memorandum of Understanding       Incorporated by reference to Exhibit
            with Vyvx, Inc.                   10.27 to Registrant's Report on Form
                                              10-QSB for the year ended December 31,
                                              1995.                                          --
   10.28    Unit Purchase Agreement           Incorporated by reference to Exhibit
            pertaining to Series F            10.28 to Registrant's Report on Form
            Convertible Preferred Stock       10-QSB for the year ended December 31,
                                              1995.                                          --
   10.29    Fifth Amendment to Lease for      Incorporated by reference to Exhibit
            500 Sansome Street                10.29 to Registrant's Report on Form
                                              10-QSB for the quarter ended March 31,
                                              1996.                                          --
   10.30    Sixth Amendment to Lease for      Incorporated by reference to Exhibit
            500 Sansome Street                10.30 to Registrant's Report on Form
                                              10-QSB for the quarter ended September
                                              30, 1996.                                      --
   10.31    Development and License           Incorporated by reference to Exhibit
            Agreement with Vyvx, Inc.         10.31 to Registrant's Report on Form
            dated July 3, 1996                10-QSB for the quarter ended September
                                              30, 1996.                                      --
   10.32    Marketing Alliance Agreement      Incorporated by reference to Exhibit
            with Vyvx, Inc. dated July 3,     10.32 to Registrant's Report on Form
            1996                              10-QSB for the quarter ended September
                                              30, 1996.                                      --
   10.33    Settlement Agreement with         Incorporated by reference to Exhibit
            Bennett Johnston                  10.33 to Registrant's Report on Form
                                              10-QSB for the quarter ended September
                                              30, 1996.                                      --
   10.36    Summary of new office lease       Incorporated by reference to Exhibit
            for 500 Sansome Street            10.36 to Registrant's Form 10QSB for
                                              quarter ended June 30, 1997.                   --
   10.37    Amendment to Unit Purchase        Attached
            Agreement dated February 14,
            1996                                                                             --
   21       Subsidiaries of the Registrant    Incorporated by reference to Exhibit
                                              No. 22 to Registrant's Report on Form
                                              10-KSB for the period ended December
                                              31, 1992.                                      --
   27       Financial Data Schedule           Attached                                       --