Form 10QSB
period 1998-03-31
INSTANT VIDEO TECHNOLOGIES INC
filed 1998-05-15
CIK 865753

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended March 31, 1998

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934.

         For the transition period from _______, 19___ to ______, 19___.

                       Commission File Number: 33-35580-D

                        INSTANT VIDEO TECHNOLOGIES, INC.
                       ------------------------------------
                      (Exact Name of Small Business Issuer
                          as Specified in its Charter)

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


Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                           YES  [X]      NO  [ ]

There were 6,203,553 shares of the Issuer's $.00001 par value common stock outstanding as of March 31, 1998.

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

Item 2.  Management's Discussion and Analysis or Plan of Operation.

                        INSTANT VIDEO TECHNOLOGIES, INC.

                           Consolidated Balance Sheets

                      March 31, 1998 and December 31, 1997



                             Assets                                              December 31,
                                                              March 31, 1997         1997
                                                             ---------------    -------------
Current assets:
   Cash and cash equivalents                                       $532,935        20,551
   Prepaid expenses                                                  21,362        31,460
                                                                   --------      --------

         Total current assets                                       554,297        52,011
                                                                   --------      --------

Property and equipment, net                                          97,537        85,611

Other assets                                                         16,942        17,569
                                                                   --------      --------

                                                                   $668,776       155,191
                                                                   ========      ========

                        INSTANT VIDEO TECHNOLOGIES, INC.

                           Consolidated Balance Sheets

                      March 31, 1998 and December 31, 1997



        LIABILITIES AND STOCKHOLDERS' (DEFICIENCY) EQUITY                                   December 31,
                                                                         March 31, 1998         1997
                                                                      -----------------   --------------
Current liabilities:
   Bank line of credit and credit facility                            $            --           500,000
   Notes payable                                                            1,222,083           451,773
   Accounts payable                                                            73,210            34,026
   Accrued expenses                                                           111,894            92,782
   Accrued interest                                                            13,695            43,044
                                                                          -----------       -----------

         Total current liabilities                                          1,420,882         1,121,625
                                                                          -----------       -----------

Notes payable                                                                      --            16,833
                                                                          -----------       -----------

Stockholders' (deficiency) equity:
   Preferred stock, $.00001 par value, 20,000,000 shares authorized:
     Series D, 936,000 shares issued, none outstanding                             --                --
     Series E, zero and 500,000 shares issued and outstanding in                   --                --
       1997 and 1996, respectively, liquidation preference of
       $1.00 per share
     Series F, 5,000,000 shares authorized, 2,125,000 and                          22                22
       1,475,000 shares issued and outstanding in 1997 and 1996,
       respectively
   Common stock, $.00001 par value, 100,000,000 shares
     authorized; 5,703,553 and 4,803,553 shares issued and
     outstanding in 1997 and 1996                                                  63                59
   Additional paid in capital                                               8,663,469         7,795,972
   Accumulated deficit                                                     (9,415,660)       (8,779,320)
                                                                          -----------       -----------

         Stockholders' (deficiency) equity                                   (752,106)         (983,267)
                                                                          -----------       -----------

                                                                          $   668,776           155,191
                                                                          ===========       ===========


     See accompanying notes to unaudited consolidated financial statements.

                        INSTANT VIDEO TECHNOLOGIES, INC.

                      Consolidated Statements of Operations

                  For the period ended March 31, 1998 and 1997

                                                               1998              1997
                                                           -----------       -----------
Revenue                                                $            --           295,983
Cost of revenues                                                    --                --
                                                           -----------       -----------

                                                                    --           295,983

Costs and expenses:
   Research and development                                    130,521            28,007
   Sales and marketing                                          45,055           115,338
   General and administrative                                  304,093           289,548
                                                           -----------       -----------

         Total costs and expenses                              479,669           432,893
                                                           -----------       -----------

         Loss from operations                                 (479,669)         (136,910)
                                                           -----------       -----------

Other income (expense):
   Interest, net                                              (155,867)           (5,950)
                                                           -----------       -----------

                                                              (155,867)           (5,950)
                                                           -----------       -----------

         Loss before income taxes                             (635,536)         (142,860)

Income taxes                                                      (800)               --
                                                           -----------       -----------

         Net loss                                          $  (636,336)         (142,860)
                                                           ===========       ===========

Net loss per common share:

     Basic                                                 $     (0.11)            (0.03)
                                                           ===========       ===========

     Diluted                                               $     (0.11)            (0.03)
                                                           ===========       ===========

                                                             5,791,465         4,803,553
Weighted average shares outstanding
                                                           ===========       ===========

Weighted average shares outstanding assuming dilution        5,791,465         4,803,553
                                                           ===========       ===========



     See accompanying notes to unaudited consolidated financial statements.

                               Instant Video Technologies, Inc.

                            Consolidated Statements of Cash Flows

                         For the period ended March 31, 1998 and 1997



                                                                      1998               1997
                                                                   -----------       -----------
Cash flows from operating activities:
   Net loss                                                        $  (636,336)         (142,860)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
       Depreciation and amortization                                     9,674            13,872
       Write off patent costs and other assets                              --                --
       Warrant expense issued with debt                                 77,500                --
       Interest expense issued with debt                                65,000                --
       Stock option compensation                                       156,850
       Decrease (increase) in accounts receivable                           --           (65,000)
       Decrease (increase) in costs and estimated earnings in
        excess of billings on uncompleted contracts                         --           114,301
       Decrease in prepaid expenses                                     10,098             2,964
       (Increase) decrease in other assets                                  --            (1,200)
       Increase (decrease) in accounts payable                          39,184            79,085
       Increase (decrease) in accrued expenses                          19,112            (6,896)
       Increase (decrease) in accrued interest                         (29,349)            4,120
                                                                   -----------       -----------

             Net cash used in operating activities                    (288,267)           (1,614)
                                                                   -----------       -----------

Cash flows from investing activities:
   Purchases of property and equipment, net                            (21,625)          (17,846)
                                                                   -----------       -----------

             Net cash used in investing activities                     (21,625)          (17,846)
                                                                   -----------       -----------

Cash flows from financing activities:
   Proceeds from sale of stock                                         300,000                --
   Proceeds from debt                                                1,059,519                --
   Repayment of debt                                                  (537,243)          (25,000)
                                                                   -----------       -----------

             Net cash provided by financing activities                 822,276           (25,000)
                                                                   -----------       -----------

Increase (decrease) in cash and cash equivalents                       512,384           (44,460)

Cash and cash equivalents, beginning of year                            20,551           208,613
                                                                   -----------       -----------

Cash and cash equivalents, end of year                             $   532,935           164,153
                                                                   ===========       ===========

                                                                                         (Continued)


     See accompanying notes to unaudited consolidated financial statements.

                        INSTANT VIDEO TECHNOLOGIES, INC.

                Consolidated Statements of Cash Flows, Continued

                  For the period ended March 31, 1998 and 1997

                                                                                      1998         1997
                                                                                     -------      -------
Supplemental disclosure of cash flow information:
   Cash paid for income taxes                                                        $   800           --
                                                                                     =======      =======

   Cash paid for interest                                                            $15,868        6,364
                                                                                     =======      =======


Supplemental schedule of non-cash investing and financing activities:
   During 1996, debt of $150,000 and accrued interest of $20,000 were converted to common stock

   During 1996, 936,000 shares of preferred stock were converted to 66,857 shares of common stock

   During 1996, the Company granted stock options to various consultants, which resulted in $150,000 of compensation expense

   During 1997, the Company financed a prepaid insurance premium of $29,794

   During 1997, 500,000 shares of preferred stock were converted into 500,000 shares of common stock

   During 1998, the Company granted stock options to various consultants and employees, which resulted in $156,850 of compensation expense

     See accompanying notes to unaudited consolidated financial statements.


                        INSTANT VIDEO TECHNOLOGIES, INC.
              Notes to Unaudited Consolidated Financial Statements

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     DESCRIPTION OF BUSINESS

     Instant Video Technologies, Inc. (the Company) licenses burst transmission software for use within commercial, multimedia and interactive environments. The burst technology allows for time compression and burst transmission of video/audio programming that results in time-savings, network efficiency and superior quality products.

     BASIS OF PRESENTATION

     The accompanying financial statements include the accounts of Instant Video Technologies, Inc. and its wholly-owned subsidiary, Explore Technology, Inc. All significant intercompany transactions and accounts have been eliminated in consolidation.

     INTERIM FINANCIAL INFORMATION

     The accompanying financial statements have been prepared in accordance with Generally Accepted Accounting Principles for interim financial information and the instructions for Form 10-QSB and Article 10 of Regulation S-X. In the Company's opinion, the financial statements include all adjustments, consisting of normal recurring adjustments, which the Company considers necessary to fairly state the Company's financial position and the results of operations and cash flows. The balance sheet at December 31, 1997, has been derived from the audited financial statements at that date but does not include all of the necessary informational disclosures and footnotes as required by Generally Accepted Accounting Principles. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included with the Company's annual reports on Form 10-KSB and other documents filed with the Securities and Exchange Commission. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for any other interim period or for a full fiscal year.

     NET LOSS PER SHARE

     The Financial Accounting Standards Board ("FASB") recently issued Statement of Financial Accounting Standard ("SFAS") No. 128, Earnings per Share, which requires the presentation of basic net income per share, and, for companies with complex capital structures, diluted net income per share. Basic and diluted net loss per share are computed using the weighted average number of common shares outstanding. The Company has net losses for all periods presented and there is no difference between previously reported primary loss per share amounts and the amounts currently reported as basic and diluted loss per share.

Results of Operations

        During the three months ended March 31, 1998, the Company had no revenues as compared to $295,983 during the three months ended March 31, 1997.

        Costs and expenses during the three months ended March 31, 1998, totaled $479,669 as compared to $432,893 during the three months ended March 31, 1997.

        The Company had a net loss of ($636,336) during the three months ended March 31, 1998, as compared to a net loss of ($142,860) during the three months ended March 31, 1997. The loss resulted from expenditures for operations and product development. The Company also recognized expense for employee compensation of $156,850. The Company also recognized a charge of $142,500 for warrants and discounts related to debt financing.

Liquidity and Capital Resources

        As of March 31, 1998, the Company had a working capital deficit of ($866,585) as compared to a working capital deficit of ($162,132) at December 31, 1997, which was due to increases in short term debt financing.

        Net cash used in operating activities totaled $288,267 during the three months ended March 31, 1998, as compared to net cash used in operating activities of $1,614 during the three months ended March 31, 1997.

Cash flow provided by financing activities during the three month period ending March 31, 1998 totaled $822,276, as compared to ($25,000) during the three month period ending March 31, 1997.

        Net cash used in investing activities during the three month period ending March 31, 1998 totaled $21,625, as compared to $17,846 during the three month period ending March 31, 1997.

        Repayment of Debt during the three months ended March 31, 1998 equaled $537,243 as compared to $25,000 during the three months ended March 31, 1997.

        The Company presently has no commitments for material capital expenditures.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

        As a result of the alleged misappropriation of over $400,000 in cash and tangible assets of the Company by Gary R. Familian and Therese Stacy, the Company's former Chairman and CEO and Executive Vice President of Business Development, respectively, the Company filed for arbitration as specified in Mr. Familian's and Ms. Stacy's employment contracts in order to obtain a judgment to recover certain of the Company's cash and assets. The arbitration was filed with the American Arbitration Association in San Francisco, California on April 14, 1998. At this time, the Company estimates that its exposure for legal and court costs will not be material.

Item 2. Changes in Securities.

        On February 27, 1998, the exercise price on certain Warrants to purchase Common Stock of the Company that were issued as part of an investment unit consisting of Series F Convertible Preferred Stock and warrants to purchase Common Stock ("Series F Warrants"), was due to increase from $1.00 per share to $1.50 per share. On February 2, 1998 the Board of Directors of the Company voted to reduce the exercise price of the Series F Warrants from $1.00 per share to

$.75 per share from February 19, 1998 to March 12,1998. During that time, 400,000 of said warrants were exercised, resulting in $300,000 dollars of funding for the Company. As of March 13, 1998, the exercise price of the remaining 1,525,000 outstanding Series F Warrants increased to $1.50 per share as provided for in the warrant extension dated February 26, 1997. These warrants are due to expire on February 26, 1999.

Item 3. Defaults Upon Senior Securities.

               None.

Item 4. Submission of Matters to a Vote of Security Holders.

               None.

Item 5. Other Information.

FINANCING
        During the first quarter of 1998, the Company raised $1,175,000 in financing through the exercise of warrants to purchase common stock (see Item 2 above) and the issuance of short-term debt. The Company raised $500,000 in proceeds from a $300,000 loan from David Morgentstein ("Morgenstein"), the Company's Vice President of Operations, and a $200,000 loan from Mercer Management, Inc. These notes bear interest at the rate of prime plus 2% payable monthly in arrears and mature on July 15, 1998. The lenders also received an aggregate of 100,000 shares of the Company's common stock and a warrant to purchase an additional 100,000 shares of Common Stock at the exercise price of $1.00 per share. The notes evidencing the loans also provide the Company with the ability to extend the maturity date of the loan until December 31, 1998 in exchange for additional consideration in the form of an additional 100,000 shares of the Company's common stock and a warrant to purchase an additional 100,000 shares of Common Stock at the exercise price of $1.00 per share. The proceeds from these notes were used to pay off a $500,000 line of credit with Imperial Bank.

Also during the first quarter of 1998, the Company raised an additional $525,000 through the issuance of convertible promissory notes. $375,000 was issued in two notes of $225,000 and $150,000 with an interest rate of Prime plus two percent (2%), a maturity of 6 months, and a conversion price of $.75 per share. $150,000 was issued in two notes of $100,000 and $50,000 with an interest rate of Prime plus two percent (2%), a maturity of 6 months, and a conversion price of $1.00 per share.

MANAGEMENT
        In April 1998, the Company retained Mary M. Schetter, a consultant, as the Company's Vice President of Sales. Ms. Schetter was recently Programming Director for NetChannel, Inc. where she secured contracts with media content providers and developed advertising cross-promotion and marketing strategies for NetChannel's media partners' online properties. Prior to NetChannel, Ms. Schetter worked as a Senior Account Executive for CNN Networks.

Item 6. Exhibits and Reports on Form 8-K.

        (a)     Exhibits.


Exhibit                                                                         Sequential
No.                   Description                     Location                   Page No.
------                ------------                    ---------                 ---------
27              Financial Data Schedule      Attached


        (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended March 31, 1998.

                                   SIGNATURES

        In accordance with the Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    INSTANT VIDEO TECHNOLOGIES, INC.



Date:  May 15, 1998                 By:  /s/   Richard Lang
                                         -------------------------------------
                                         Richard Lang, Chairman,
                                         Chief Executive Officer and President


                                         /s/   Eric J. Hall
                                         -------------------------------------
                                         Eric J. Hall
                                         Chief Financial Officer and
                                         Principal Accounting Officer

                                 EXHIBIT INDEX


Exhibit                                                                                                                   Sequential
No.          Description                          Location                                                                 Page No.
-------      -----------                          --------                                                                ----------
27        Financial Data Schedule                 Attached
