Form 10-Q
period 1998-06-30
INSTANT VIDEO TECHNOLOGIES INC
filed 1998-08-12
CIK 865753

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended JUNE 30, 1998

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

There were 6,396,445 shares of the Issuer's $.00001 par value common stock outstanding as of June 30, 1998.

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

Item 2.  Management's Discussion and Analysis or Plan of Operation.

Results of Operations

         During the six months ended June 30, 1998, the Company had $15,000 in revenue as compared to $437,733 during the six months ended June 30, 1997. Revenue was the result of Intertainer's use of Burstware(R) in field trials of Intertainer's service.

         Costs and expenses during the six months ended June 30, 1998, totaled $1,309,176 as compared to $1,165,409 during the six months ended June 30, 1997. The increase was due to higher spending for labor. Headcount at the end of June 1998 was 19 full-time equivalents versus 10 at June 30, 1997.

         The Company had a net loss of ($1,866,023) during the six months ended June 30, 1998, as compared to a net loss of ($756,543) during the six months ended June 30, 1997. The loss resulted from expenditures for operations and product development. During the first six months of 1998, the Company also recognized an expense for deferred employee compensation of $311,586 resulting from the issuance of common stock options. The Company recognized $417,296 of interest expense for the period ending June 30, 1998, versus $29,281 for the period ending June 30, 1997. The increase in interest expense was due to amortization of discounts on notes payable of $395,000 resulting from the issuance of convertible debt and debt with warrants at conversion prices that were discounted from the market price of the common stock at date of issuance.

Liquidity and Capital Resources

         As of June 30, 1998, the Company had a working capital deficit of ($1,665,020) as compared to a working capital deficit of ($1,069,614) at December 31, 1997, which was due to increases in short term debt financing and accounts payable to provide working capital to fund operations.

         Net cash used in operating activities totaled $795,603 during the six months ended June 30, 1998, as compared to net cash used in operating activities of $859,497 during the six months ended June 30, 1997.

         Cash flow provided by financing activities during the six month period ending June 30, 1998 totaled $923,927, as compared to $710,000 during the six month period ending June 30, 1997.

         Net cash used in investing activities during the six month period ending June 30, 1998 totaled $40,938, as compared to $32,559 during the six month period ending June 30, 1997.

         Repayment of Debt during the six months ended June 30, 1998 equaled $561,073 as compared to $90,000 during the six months ended June 30, 1997.

         The Company presently intends to purchase capital equipment of approximately $75,000 in the third quarter of 1998.

"Year 2000" Issues

         The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The "Year 2000" problem is pervasive and complex, as many computer systems, manufacturing equipment and industrial control systems will be affected in some way by the rollover of the two-digit year value to 00. Systems that do not properly recognize such data could generate erroneous information or cause a system to fail. The Year 2000 issue creates risk for the Company from unforeseen problems in its own systems and from third parties with whom the Company deals on financial transactions worldwide. Failures of the Company's and/or third parties' computer systems, manufacturing equipment and industrial control systems could have a material impact on the Company's ability to conduct its business.

         The Company is currently analyzing the Company's internal systems as well as all external systems (such as vendor, customer, banking systems, etc.) upon which the Company is dependent to identify any potential Year 2000 issues. Based on the results of this analysis, which is expected to be completed in the fourth quarter of fiscal 1998, the Company will develop a strategy to address the issues and take appropriate corrective action. The Company has not yet determined the timetable or the cost related to achieving Year 2000 compliance.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

                  As previously reported in the Company's Form 10-QSB for the quarter ended March 31, 1998, the Company filed for arbitration on April 14, 1998, in order to obtain a judgment to recover certain of the Company's cash and assets, that were allegedly misappropriated by Gary R. Familian, the Company's former Chairman and CEO; and Therese Stacy, the Company's former Executive Vice President of Business Development. In June, the Superior Court of the City and County of San Francisco issued a Right to Attach order securing certain physical assets pending the outcome of these proceedings. The Company estimates that the legal fees to date, and the anticipated costs involved with this arbitration are not material.

Item 2.  Changes in Securities.

                  None.

Item 3.  Defaults Upon Senior Securities.

                  None.

Item 4.  Submission of Matters to a Vote of Security Holders.

                  None.

Item 5.  Other Information.

FINANCING

During the second quarter of 1998, the Company established a Bridge Line of Credit in the amount of $675,000 with certain current investors of the Company. These investors include Draysec Finance Limited, Mercer Management, Inc., and Robert London. The terms of the Bridge Line of Credit include the provision for draw downs in a maximum amount of $75,000 to be provided by each investor per month over a three-month period. For each draw down of $75,000 each investor shall receive 15,000 warrants to purchase Common Stock of the Company. Additionally, the Line of Credit bears simple interest at the rate of Prime plus two percent (2%), and the maturity date is March 31, 1999.

PRODUCT DEVELOPMENT

During the second quarter of 1998, the company released its Burstware(R) Beta Version 1.02. The Beta product has been distributed to several companies for testing including major telecommunications providers, multi-media content aggregators, and Internet content providers.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)       Exhibits.

 Exhibit          Description                                     Location             Sequential
   No.                                                                                   Page No
10.36             Management contracts for                        Attached
                  R. Lang, D. Morgenstein, &
                  D. Genin
10.37             Loan agreements for Draysec Finance Ltd.,       Attached
                  Robert London, & Mercer Management, Inc.
27                Financial Data Schedule                         Attached

         (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended June 30, 1998.


                                   SIGNATURES

         In accordance with the Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      INSTANT VIDEO TECHNOLOGIES, INC.



Date:  August 12, 1998                By:  /s/ Richard Lang
                                          -------------------------------------
                                          Richard Lang, Chairman,
                                          Chief Executive Officer

                                      By: /s/ Eric J. Hall, CFA
                                          -------------------------------------
                                          Eric J. Hall, Chief Financial Officer
                                          and Chief Accounting Officer

                        INSTANT VIDEO TECHNOLOGIES, INC.

                      Unaudited Consolidated Balance Sheets

                       June 30, 1998 and December 31, 1997


                                     ASSETS


                                                    JUNE 30,           DECEMBER 31,
                                                     1998                 1997
                                                    --------            --------
Current assets:
    Cash and cash equivalents                       $107,937              20,551
    Prepaid expenses                                  21,110              31,460
                                                    --------            --------

           Total current assets                      129,047              52,011
                                                    --------            --------

Property and equipment, net                          105,083              85,611

Other assets                                          16,812              17,569
                                                    --------            --------

                                                    $250,942             155,191
                                                    ========            ========



See accompanying notes to unaudited consolidated financial statements.

                        INSTANT VIDEO TECHNOLOGIES, INC.

                      Unaudited Consolidated Balance Sheets

                       June 30, 1998 and December 31, 1997



                LIABILITIES AND STOCKHOLDERS' (DEFICIENCY) EQUITY


                                                                                       JUNE 30, 1998        DECEMBER 31, 1997
                                                                                       -------------        -----------------
Current liabilities:
    Bank line of credit and credit facility                                             $        --                500,000
    Notes payable                                                                         1,437,051                451,773
    Accounts payable                                                                        228,163                 34,026
    Accrued expenses                                                                        102,246                 92,782
    Accrued interest                                                                         26,607                 43,044
                                                                                       ------------           ------------

           Total current liabilities                                                      1,794,067              1,121,625
                                                                                       ------------           ------------

Notes payable                                                                                    --                 16,833
                                                                                       ------------           ------------

Stockholders' (deficiency) equity:
    Preferred stock, $.00001 par value, 20,000,000 shares authorized:
      Series D, 936,000 shares issued, none outstanding                                          --                     --
      Series E, 500,000 shares issued, none outstanding                                          --                     --
      Series F, 5,000,000 shares authorized, 2,125,000 shares issued and                         22                     22
        outstanding in 1997 and 1998
    Common stock, $.00001 par value, 100,000,000 shares authorized; 6,396,495
      and 5,703,553 shares issued and outstanding in 1998 and 1997                               65                     59
    Additional paid in capital                                                            9,170,177              7,795,972
    Notes payable discount                                                                  (68,042)                    --
    Accumulated deficit                                                                 (10,645,347)            (8,779,320)
                                                                                       ------------           ------------

           Stockholders' (deficiency) equity                                             (1,543,125)              (983,267)
                                                                                       ------------           ------------

                                                                                       $    250,942                155,191
                                                                                       ============           ============



See accompanying notes to unaudited consolidated financial statements.

                        INSTANT VIDEO TECHNOLOGIES, INC.

                 Unaudited Consolidated Statements of Operations


                                                              3 MONTHS ENDED JUNE 30,            6 MONTHS ENDED JUNE 30,
                                                              1998              1997              1998              1997
                                                          ------------      ------------      ------------      ------------
Revenue                                                   $     15,000      $    141,750      $     15,000      $    437,733
Cost of revenues                                                    --                --                --                --
                                                          ------------      ------------      ------------      ------------
                                                                15,000           141,750                --           437,733

Costs and expenses:
    Research and development                                   161,648            49,559           249,958            49,559
    Project Costs                                                   --           239,935                             239,935
    Sales and marketing                                        128,085           107,677           173,140           223,015
    General and administrative                                 537,773           335,345           886,078           652,900
                                                          ------------      ------------      ------------      ------------
           Total costs and expenses                            827,506           732,516         1,309,176         1,165,409
                                                          ------------      ------------      ------------      ------------
           Loss from operations                               (812,506)         (590,766)       (1,294,176)         (727,676)
                                                          ------------      ------------      ------------      ------------
Other income (expense):
    Interest, net                                             (417,181)          (22,917)         (571,047)          (28,867)
                                                          ------------      ------------      ------------      ------------

           Loss before income taxes                         (1,229,687)         (613,683)       (1,865,223)         (756,543)
                                                          ------------      ------------      ------------      ------------
Income taxes                                                        --                --              (800)               --
                                                          ------------      ------------      ------------      ------------

           Net loss                                       $ (1,229,687)     $   (613,683)     $ (1,866,023)     $   (756,543)
                                                          ============      ============      ============      ============

Accumulated deficit, beginning                              (9,415,656)       (6,859,807)       (8,779,320)       (6,716,947)

Accumulated deficit, ending                               $(10,645,343)     $ (7,473,490)     $(10,645,343)     $ (7,473,490)
                                                          ============      ============      ============      ============

 Net loss per common share - Basic                        $      (0.21)     $      (0.13)     $      (0.32)     $      (0.16)
                                                          ============      ============      ============      ============

 Net loss per common share - Diluted                      $      (0.21)     $      (0.13)     $      (0.32)     $      (0.16)
                                                          ============      ============      ============      ============

Weighted average shares outstanding                          5,813,142         4,803,553         5,813,142         4,803,553

Weighted average shares outstanding assuming dilution        5,813,142         4,803,553         5,813,142         4,803,553


See accompanying notes to unaudited consolidated financial statements.

                        INSTANT VIDEO TECHNOLOGIES, INC.

                      Consolidated Statements of Cash Flows

                   For the period ended June 30, 1998 and 1997



                                                                                        1998            1997
                                                                                    -----------      -----------
Cash flows from operating activities:
    Net loss                                                                        $(1,866,023)        (756,543)
    Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization                                                    21,457           28,344
        Interest expense issued with debt                                               137,500               --
        Amortization of notes payable discount                                          415,484               --
        Stock option compensation                                                       297,708               --
        (Increase) in accounts receivable                                                    --          (60,000)
        (Increase) in loans to officers                                                      --          (37,500)
        Decrease (increase) in prepaid expenses                                          10,350           (7,073)
        Decrease in other assets                                                            757            1,389
        Increase in costs in excess of billings                                              --           (5,370)
        Increase (decrease) in accounts payable                                         194,137          (20,543)
        Increase (decrease) in accrued expenses                                           9,464           (8,790)
        Increase (decrease) in accrued interest                                         (16,437)           6,589
                                                                                    -----------      -----------

                Net cash used in operating activities                                  (795,603)        (859,497)
                                                                                    -----------      -----------

Cash flows from investing activities:
    Purchases of property and equipment, net                                            (40,938)         (32,559)
                                                                                    -----------      -----------

                Net cash used in investing activities                                   (40,938)         (32,559)
                                                                                    -----------      -----------

Cash flows from financing activities:
    Proceeds from sale of stock                                                         310,000               --
    Exercise of warrants - Series F                                                          --          400,000
    Proceeds from debt                                                                1,175,000          400,000
    Repayment of debt                                                                  (561,073)         (90,000)
                                                                                    -----------      -----------

                Net cash provided by financing activities                               923,927          710,000
                                                                                    -----------      -----------

Increase (decrease) in cash and cash equivalents                                         87,386         (182,056)

Cash and cash equivalents, beginning of year                                             20,551          208,613
                                                                                    -----------      -----------

Cash and cash equivalents, end of quarter                                           $   107,937           26,557
                                                                                    ===========      ===========


See accompanying notes to unaudited consolidated financial statements.



                                                                     (Continued)

                        INSTANT VIDEO TECHNOLOGIES, INC.

                   For the period ended June 30, 1998 and 1997



                                                                                      1998         1997
                                                                                     -------     -------
Supplemental disclosure of cash flow information:
    Cash paid for income taxes                                                       $   800          --
                                                                                     =======     =======

    Cash paid for interest                                                           $31,894       7,342
                                                                                     =======     =======


Supplemental schedule of non-cash investing and financing activities: During
    1997, the Company financed a prepaid insurance premium of $29,794

    During 1997, 500,000 shares of preferred stock were converted into 500,000 shares of common stock

    During 1998, $180,000 of convertible debt and $9,942 of accrued interest was converted into 189,942 shares of common stock

    During 1998, the Company granted stock options to various consultants and employees, which resulted in $311,586 of compensation expense




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

       NET LOSS PER SHARE

       The Financial Accounting Standards Board ("FASB") recently issued Statement of Financial Accounting Standard ("SFAS") No. 128, Earnings per Share, which requires the presentation of basic net income per share, and, for companies with complex capital structures, diluted net income per share. Basic and diluted net loss per share is computed using the weighted average number of common shares outstanding. The Company has net losses for all periods presented and there is no difference between previously reported primary loss per share amounts and the amounts currently reported as basic and diluted loss per share.

                               INDEX TO EXHIBITS

Exhibit
Number                                Description
-------                               -----------

10.36           Management contracts for R. Lang, D. Morgenstein, & D. Genin

10.37 Loan agreements for Draysec Finance Ltd., Robert London, & Mercer Management, Inc.

27              Financial Data Schedule