Form 10QSB
period 1998-09-30
INSTANT VIDEO TECHNOLOGIES INC
filed 1998-11-13
CIK 865753

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended SEPTEMBER 30, 1998

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

                                [X]  YES     [ ]  NO

There were 6,954,365 shares of the Issuer's $.00001 par value common stock outstanding as of September 30, 1998.

                        INSTANT VIDEO TECHNOLOGIES, INC.

                Unaudited Condensed Consolidated Balance Sheets

                    September 30, 1998 and December 31, 1997



                                     ASSETS

                                        SEPTEMBER 30, 1998    DECEMBER 31, 1997
                                        ------------------    -----------------
Current assets:
    Cash and cash equivalents               $100,101             $ 20,551
    Prepaid expenses                           6,210               31,460
                                            --------             --------

           Total current assets              106,311               52,011
                                            --------             --------

Property and equipment, net                  115,209               85,611

Other assets                                  16,812               17,569
                                            --------             --------

                                            $238,332             $155,191
                                            ========             ========


See accompanying notes to unaudited condensed consolidated financial statements.

                        INSTANT VIDEO TECHNOLOGIES, INC.

                Unaudited Condensed Consolidated Balance Sheets

                    September 30, 1998 and December 31, 1997



LIABILITIES AND STOCKHOLDERS' (DEFICIENCY) EQUITY

                                                                                      SEPTEMBER 30, 1998   DECEMBER 31, 1997
                                                                                      ------------------   -----------------
Current liabilities:
    Bank line of credit and credit facility                                            $         --              500,000
    Notes payable                                                                         1,637,778              451,773
    Accounts payable                                                                        162,158               34,026
    Accrued expenses                                                                         56,680               92,782
    Accrued interest                                                                         38,818               43,044
                                                                                       ------------           ----------
           Total current liabilities                                                      1,895,434            1,121,625
                                                                                       ------------           ----------
Notes payable                                                                                    --               16,833
                                                                                       ------------           ----------

Stockholders' (deficiency) equity:
    Preferred stock, $.00001 par value, 20,000,000 shares authorized:
      Series D, 936,000 shares issued, none outstanding                                          --                   --
      Series E, 500,000 shares issued, none outstanding                                          --                   --
      Series F, 5,000,000 shares authorized, 2,125,000 shares issued and                         22                   22
        outstanding in 1997 and 1998
    Common stock, $.00001 par value, 100,000,000 shares authorized; 6,954,365
      and 5,703,553 shares issued and outstanding in 1998 and 1997                               70                   59
    Additional paid in capital                                                           10,470,967            7,795,972
    Note payable discount                                                                   (75,734)                  --
    Accumulated deficit                                                                 (12,052,427)          (8,779,320)
                                                                                       ------------           ----------
           Stockholders' (deficiency)                                                    (1,657,102)            (983,267)
                                                                                       ------------           ----------
                                                                                       $    238,332              155,191
                                                                                       ============           ==========

See accompanying notes to unaudited condensed consolidated financial statements.

                        INSTANT VIDEO TECHNOLOGIES, INC.

           Unaudited Condensed Consolidated Statements of Operations


                                                           3 MONTHS ENDED SEPTEMBER 30,       9 MONTHS ENDED SEPTEMBER 30,
                                                          -----------------------------      -----------------------------
                                                              1998              1997            1998              1997
                                                          ------------      -----------      ------------      -----------
Revenue                                                   $         --      $  (196,750)     $     15,000      $   240,983
Cost of revenues                                                    --               --                --               --
                                                          ------------      -----------      ------------      -----------
                                                                    --         (196,750)               --          240,983
Costs and expenses:
    Research and development                                   196,535               --           446,493           49,559
    Project Costs                                                   --           63,290                --          303,225
    Sales and marketing                                        208,766          118,780           381,906          341,795
    General and administrative                                 419,431          381,016         1,305,509        1,033,916
                                                          ------------      -----------      ------------      -----------
           Total costs and expenses                            824,732          563,086         2,133,908        1,728,495
                                                          ------------      -----------      ------------      -----------
           Loss from operations                               (824,732)        (759,836)       (2,118,908)      (1,487,512)
                                                          ------------      -----------      ------------      -----------
Other income (expense):
    Interest, net                                             (582,352)         (24,587)       (1,153,399)         (53,454)
                                                          ------------      -----------      ------------      -----------
           Loss before income taxes                         (1,407,084)        (784,423)       (3,272,307)      (1,540,966)
                                                          ------------      -----------      ------------      -----------
Income taxes                                                        --               --              (800)              --
                                                          ------------      -----------      ------------      -----------
           Net loss                                       $ (1,407,084)     $  (784,423)     $ (3,273,107)     $(1,540,966)
                                                          ============      ===========      ============      ===========
Accumulated deficit, beginning                             (10,645,343)      (7,466,594)       (8,779,320)      (6,716,947)

Accumulated deficit, ending                               $(12,052,427)     $(8,251,017)     $(12,052,427)     $(8,257,913)
                                                          ============      ===========      ============      ===========
 Net loss per common share-- Basic                        $      (0.23)     $     (0.16)     $      (0.53)     $     (0.31)
                                                          ============      ===========      ============      ===========
 Net loss per common share-- Diluted                      $      (0.23)     $     (0.16)     $      (0.53)     $     (0.31)
                                                          ============      ===========      ============      ===========
Weighted average shares outstanding                          6,132,093        4,900,981         6,132,093        4,900,981

Weighted average shares outstanding assuming dilution        6,132,093        4,900,981         6,132,093        4,900,981




See accompanying notes to unaudited condensed consolidated financial statements.

                        INSTANT VIDEO TECHNOLOGIES, INC.

                Condensed Consolidated Statements of Cash Flows

             For the Nine Months Ending September 30, 1998 and 1997

                                                                  1998            1997
                                                              -----------      ----------
Cash flows from operating activities:
    Net loss                                                  $(3,273,107)     (1,540,966)
    Adjustments to reconcile net loss to net cash
        used in operating activities:
        Depreciation and amortization                              34,828          68,991
        Interest expense issued with debt                         788,901              --
        Amortization of notes payable discount                    318,780              --
        Stock option compensation                                 436,108              --
        Decrease in unbilled revenue                                   --         143,296
        Decrease in prepaid expenses                               25,250           8,648
        Decrease in patents, net                                       --          25,111
        Decrease in other assets                                      757          34,428
        Increase (decrease) in accounts payable                   128,132         (57,837)
        (Decrease) in accrued expenses                            (36,102)       (152,000)
        (Decrease) increase in accrued interest                    (4,226)         13,124
                                                              -----------      ----------

                Net cash used in operating activities          (1,580,679)     (1,457,205)
                                                              -----------      ----------

Cash flows from investing activities:
    Purchases of property and equipment, net                      (71,317)       (125,021)
    Disposal of Fixed Assets
        Assets                                                     37,423              --
        Accumulated depreciation                                  (30,530)             --
                                                              -----------      ----------

                Net cash used in investing activities             (64,424)       (125,021)
                                                              -----------      ----------

Cash flows from financing activities:

    Proceeds from sale of preferred stock                              --         750,000
    Proceeds from sale of common stock                             10,000              --
    Conversion of preferred stock to common stock                      --               2
    Exercise of warrants-- common                                 750,000              --
    Proceeds from debt                                          1,550,000         570,000
    Repayment of debt                                            (585,347)             --
    Increase in long term notes payable                                --          73,210
                                                              -----------      ----------

                Net cash provided by financing activities       1,724,653       1,393,212
                                                              -----------      ----------

Increase (decrease) in cash and cash equivalents                   79,550        (189,014)

Cash and cash equivalents, beginning of year                       20,551         208,613
                                                              -----------      ----------

Cash and cash equivalents, end of quarter                     $   100,101          19,599
                                                              ===========      ==========


                                                                     (Continued)


See accompanying notes to unaudited condensed consolidated financial statements.

                        INSTANT VIDEO TECHNOLOGIES, INC.

             For the nine months ending September 30, 1998 and 1997



                                                        1998       1997
                                                      -------     ------
Supplemental disclosure of cash flow information:
    Cash paid for income taxes                        $   800         --
                                                      =======     ======

    Cash paid for interest                            $46,395     22,645
                                                      =======     ======


Supplemental schedule of non-cash investing and financing activities: During
    1997, the Company financed a prepaid insurance premium of $29,794.

    During 1997, 500,000 shares of preferred stock were converted into 500,000 shares of common stock.

    During 1998, $330,000 of convertible debt and $17,812 of accrued interest was converted into 347,812 shares of common stock.

    During 1998, the Company granted stock options to various consultants and employees, which resulted in $436,108 of compensation expense.



See accompanying notes to unaudited condensed consolidated financial statements.

                        INSTANT VIDEO TECHNOLOGIES, INC.

         Notes to Unaudited Condensed Consolidated Financial Statements


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

(2)    NET LOSS PER SHARE

       The Financial Accounting Standards Board ("FASB") recently issued Statement of Financial Accounting Standard ("SFAS") No. 128, Earnings per Share, which requires the presentation of basic net income per share, and, for companies with complex capital structures, diluted net income per share. Basic and diluted net loss per share is computed using the weighted average number of common shares outstanding. The Company has net losses for all periods presented and there is no difference between previously reported primary loss per share amounts and the amounts currently reported as basic and diluted loss per share. Because their effects would be anti-dilutive, stock options to acquire 1,563,225 shares and a warrant to acquire 1,019,913 shares of common stock at weighted average exercise prices of $1.31 and $1.07, respectively, have been excluded from the computation of basic and diluted earnings per share for the quarter ended September 30, 1998.

(3)    NEW ACCOUNTING PRONOUNCEMENTS

       SFAS No. 131 establishes annual and interim reporting standards relating to the disclosure of an enterprise's business segments, products, services, geographic areas, and major customers. Adoption of these standards is not expected to have a material effect on the Company's consolidated financial position or results of operations.

       The FASB recently issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under SFAS No. 133, entities are required to carry all derivative instruments in the balance sheet at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, the reason for holding it. The Company must adopt SFAS No. 133 by January 1, 2000. The Company has determined that SFAS No. 133 will have no effect on its financial statements.

       In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP No. 98-1 requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software. SOP No. 98-1 is effective for financial statements issued for fiscal years beginning after December 15, 1998. The Company does not expect the adoption of SOP No. 98-1 to have a material impact on its results of operations.

(4)    YEAR 2000 COMPLIANCE

       The Company is aware of the issues associated with the programming code and embedded technology in existing systems as the year 2000 approaches. The "Year 2000 Issue" arises from the potential for computers to fail or operate incorrectly because their programs incorrectly interpret the two digit date fields "00" as 1900 or some other year, rather than the year 2000. The year 2000 issue creates risk for the Company from unforeseen problems in its own computer systems and from third parties, including customers, vendors and manufacturers, with whom the Company deals. Failures of the Company's and/or third parties' computer systems could result in an interruption in, or a failure of certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity, and financial condition, though the impact is unknown at this time.

       To mitigate this risk, the Company has established a formal year 2000 program to oversee and coordinate the assessment, remediation, testing and reporting activities related to this issue. The Company believes that with the completion of the project as scheduled, the possibility of significant interruptions of normal operations should be reduced.

       The Company is currently in the assessment phase of its year 2000 program. As part of this assessment, the Company's application systems (e.g., financial systems, various custom-developed business applications), technology infrastructure (e.g., networks, servers, desktop equipment), facilities (e.g., security systems, fire alarm systems), vendors/partners and products will be reviewed to determine their state of year 2000 compliance. This review will include the collection of documentation from software and hardware manufacturers, the detailed review of programming code for custom applications, the physical testing of desktop equipment using software designed to test for year 2000 compliance, the examination of key vendors'/partners' year 2000 programs and the ongoing testing of the Company's products as part of normal quality assurance activities.

       Subsequent to the completion of the Company's assessment phase the Company will implement both a certification testing phase of its program. Testing of the Company's internal software will be accomplished through simulation situations. The Company will simulate January 1, 2000 on its network, servers and desktop equipment to ensure compliance with year 2000 readiness. It is forecast that all important systems (both computer systems and systems dependent on embedded technologies) will be tested by June 30, 1999. All other testing will be done by December 31, 1999.

       The Company has not made estimates for the costs associated with completing its year 2000 program, but will do so after completion of the assessment phase of the project. There can be no assurance that the Company will not experience serious unanticipated negative consequences and/or additional material costs caused by undetected errors or defects in the technology used in its internal systems, or by failures of its vendors/partners to address their year 2000 issues in a timely and effective manner.

       Should miscalculations or other operational errors occur as a result of the year 2000 issue, the Company or the parties on which it depends may be unable to produce reliable information or to process routine transactions. Furthermore, in the worst case, the Company or the parties on which it depends may, for an extended period of time, be incapable of conducting critical business activities which include, but are not limited to, the production and delivery of the companies' products invoicing customers and paying vendors.

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

Item 2.  Management's Discussion and Analysis or Plan of Operation.

Results of Operations

         During the nine months ended September 30, 1998, the Company had $15,000 revenue as compared to $240,983 during the nine months ended September 30, 1997. The Company is still in development of its Burstware(R) suite of products and has not begun shipping its products to customers.

         Costs and expenses during the nine months ended September 30, 1998, totaled $2,133,908 as compared to $1,728,495 during the nine months ended September 30, 1997. The increase was due to higher spending for Research & Development and Sales & Marketing. Costs were primarily related to headcount.

         The Company had a net loss of ($3,273,107) during the nine months ended September 30, 1998, as compared to a net loss of ($1,540,966) during the nine months ended September 30, 1997. The loss resulted from expenditures for operations, product development, and interest expense resulting from increased debt financing and convertible securities.

Liquidity and Capital Resources

         As of September 30, 1998, the Company had a working capital deficit of ($1,789,123) as compared to a working capital deficit of ($1,069,614) at December 31, 1997, which was due to increases in short term notes payable and accounts payable to provide working capital to fund operations.

         Net cash used in operating activities totaled $1,580,679 during the nine months ended September 30, 1998, as compared to net cash used in operating activities of $1,457,205 during the nine months ended September 30, 1997.

         Cash flow provided by financing activities during the nine month period ending September 30, 1998 totaled $1,724,653, as compared to $1,393,212 during the nine month period ending September 30, 1997.

         Net cash used in investing activities during the nine month period ending September 30, 1998 totaled $64,424, as compared to $125,021 during the nine month period ending September 30, 1997.

         Repayment of Debt during the nine months ended September 30, 1998 equaled $585,347 as compared to none during the nine months ended September 30, 1997.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         As previously reported in the Company's Form 10-QSB for the quarter ended June 30, 1998, the Company is in arbitration against its former CEO & President, Gary Familian, and its former EVP of Business Development, Therese Stacy, for their alleged misappropriation of Company assets. The Company estimates that the legal fees to date, and the anticipated costs involved with this arbitration are not material.

Item 2.  Changes in Securities and Use of Proceeds.

                  None.

Item 3.  Defaults Upon Senior Securities.

                  None.

Item 4.  Submission of Matters to a Vote of Security Holders.

                  None.

Item 5.  Other Information.


PRODUCT DEVELOPMENT

During the third quarter of 1998, the company released its Burstware(R) Beta Version 1.03. The Beta product has been distributed to several companies for testing including major telecommunications providers, multi-media content aggregators, and Internet content providers.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits.

Exhibit                                                      Sequential
No.        Description                   Location              Page No
---        -----------                   --------              -------
27         Financial Data Schedule       Attached


         (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended September 30, 1998.


                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       INSTANT VIDEO TECHNOLOGIES, INC.



Date:  November 14, 1998               By: /s/ Richard Lang
                                           -------------------------------------
                                           Richard Lang, Chairman,
                                           Chief Executive Officer and President

                                       By: /s/ Eric J. Hall, CFA
                                           -------------------------------------
                                           Eric J. Hall, Chief Financial Officer
                                           and Chief Accounting Officer

                                 EXHIBIT INDEX

Exhibit #          Description
---------          -----------
  27               Financial Data Schedule