Form 10KSB
period 1998-12-31
INSTANT VIDEO TECHNOLOGIES INC
filed 1999-04-16
CIK 865753

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]  Annual report under Section 13 or 15(d) of the Securities Exchange Act of
     1934

For the Fiscal Year ended:  December 31, 1998

                                       OR

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the transition period from _________________ to _________________ .


Commission File No. 33-35580-D

                        INSTANT VIDEO TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
           (Name of Small Business Issuer as Specified in its Charter)

             Delaware                                84-1141967
             --------                                ----------
(State or Other Jurisdiction of          (I.R.S. Employer Identification Number)
 Incorporation or Organization)

     500 Sansome Street, Suite 503
     San Francisco, California                           94111
----------------------------------------               ----------
(Address of Principal Executive Offices,               (Zip Code)

                                 (415) 391-4455
                (Issuer's Telephone Number, Including Area Code)

Securities Registered Under Section 12(b) of the Exchange Act: None. Securities Registered Under Section 12(g) of the Exchange Act: None

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. [N/A]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [N/A]

State Issuer's revenues for its most recent fiscal year: $15,000.

The aggregate market value of the Registrant's Common Stock held by non-affiliates on March 31, 1999 (based upon the last reported price of the Common Stock on the NASDAQ OTC Bulletin Board Exchange on such date) was approximately $63,100,000.

As of April 9, 1999, there were approximately 9,018,228 shares of the Registrant's Common Stock outstanding.

Documents incorporated by reference Part III of this Report incorporates information by reference from the definitive Proxy statement for the Registrant's annual meeting of stockholders, to be filed within 120 days after the end of the fiscal year ended December 31, 1998.

This Form 10-KSB consists of 41 pages.

                        INSTANT VIDEO TECHNOLOGIES, INC.

                         1998 FORM 10-KSB ANNUAL REPORT
                                TABLE OF CONTENTS

                                                                                 Page
                                     PART I

Item 1.         Description of Business                                           1

Item 2.         Description of Property                                           8

Item 3.         Legal Proceedings                                                 8

Item 4.         Submission of Matters to a Vote of Security Holders               8

                                     PART II

Item 5.         Market for the  Common Equity and Related
                Stockholder Matters                                               9

Item 6.         Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                        10

Item 7.         Financial Statements and Supplementary Data                      16

Item 8.         Changes in and Disagreements with Accountants on Accounting
                and Financial Disclosure                                         16

                                    PART III

Item 9.         Directors and Executive Officers of the Registrant               18

Item 10.        Executive Compensation                                           20

Item 11.        Security Ownership of Certain Beneficial Owners and
                Management                                                       20

Item 12.        Certain Relationships and Related Transactions                   21

Item 13.        Exhibits and Reports on Form 8-K                                 21

                Signatures                                                       22


Instant Video and Burstware(R) are registered trademarks of Instant Video Technologies, Inc. All other names are trademarks and/or registered trademarks of their respective owners.

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


                                     PART I

ITEM 1: DESCRIPTION OF BUSINESS.

THE COMPANY

Instant Video Technologies, Inc. ("IVT" or the "Company") is an independent provider of client/server network software for the delivery of video and audio information over networks. IVT's Burstware(R) suite of software products enables companies to transmit video and audio files at faster-than-real-time speed. The result is full-motion video and CD-quality audio to the end-user. The Company's software incorporates its portfolio of patented intellectual property to achieve this result.

The Company was organized as a Delaware corporation on April 27, 1990, under the name "Catalina Capital Corporation," for the purpose of obtaining funding and creating a vehicle by which it could take advantage of business opportunities. In August 1992, the name of Catalina Capital Corporation was changed to Instant Video Technologies, Inc. The stock of Instant Video Technologies, Inc. trades on the OTC Bulletin Board under the symbol "IVDO".

In the first half of 1995, the Company began development of a software product that would incorporate its patented intellectual property for faster-than-real-time burst transmissions of multimedia content over computer networks. At that time, the Company contracted with a consulting firm to develop this software product. A "test" proof of concept was created to run on broadband local area and wide area networks. In 1996, the Company entered into agreements with three customers for use of the prior software in their products and services. IVT continued its product development through 1997 by contracting with a third-party consulting firm.

In September 1997, the co-founder of IVT returned as Chairman, CEO and President. As a result, in the last quarter of 1997 the Company restructured its management team, obtained funding to continue operations, refocused its product development, and brought technology development in-house.

At the end of the third quarter of 1997, the Company suspended sales of its prior proof of concept software to new customers in order to concentrate efforts on developing a new suite of Burstware(R) software products to position the Company for growth in 1999. Resources were directed at product development to facilitate this and resulted in no software license sales in 1998.

In 1998, the Company focused on: 1) developing a commercially marketable Burstware(R) suite of software products; 2) raising the capital necessary to meet operating requirements; and, 3) building its management team. The Company released the test version of the Burstware(R) Suite on schedule in March 1998 and began testing with selected companies in April 1998. New versions of the test software were released in June and November 1998. In February 1999, the Company released its first commercial product, Burstware(R) Version 1.1, to the public.

The Company recruited senior executives with substantial industry and emerging company experience in marketing, sales, and development and increased the total number of employees from 5 to 18 during 1998.

INDUSTRY BACKGROUND

In recent years, a variety of related technologies have converged to enable the distribution of high quality video and audio content over electronic communications networks. As network bandwidth, data storage, processing power, and compression technologies have become increasingly available at affordable prices, the demand for high quality video and audio over the Internet, intranet and extranet has increased. Today, robust networks and powerful multimedia PCs allow for delivery of video and audio content to consumers and businesses.

A number of companies have developed first generation software solutions intended to deliver video/audio content to a variety of end users. The first generation solutions have commonly been referred to as real-time "streaming" solutions. First generation solutions rely upon a network design in which various "client" computers are connected to centralized "server" computers. Typically, one server is intended to service a multitude of clients. During a typical session, a server must deliver data in frequent and regular intervals for the length of any real-time "play" of content. This means that a 30-minute video, for example, requires that constant communication between servers and clients be maintained for 30 minutes of real-time viewing.

The proliferation of the Internet and private intranets and extranets has created a demand for more than just static text and graphic information. The commercial and private consumer markets increasingly require studio-quality video and CD-quality audio. Although real-time streaming solutions can deliver video and audio, like most first generation technology they fall short of satisfying consumer demand. Today, the consumer must settle for less than full-motion, studio-quality video and CD-quality audio and endure the stops, starts, pops, and jiggles of current streaming technology.

MARKET OPPORTUNITY

The convergence of rapid growth in the Internet, increased computing power on the desktop, and the growth of broadband communications is opening new markets for telephone companies and network service providers (NSPs). Companies such as Qwest, Sprint, and Deutsche Telekom have invested in significant expansions of their fiber optic digital backbones. Major NSPs are coordinating their resources with backbone providers to offer combined service and access packages. This investment in infrastructure provides an opportunity for NSPs, system integrators, and value-added-resellers ("VARs") to bundle and resell Burstware(R)'s unique video and audio capabilities within lucrative business to businessvertical markets.

IVT believes that the business-to-business marketplace offers the opportunity for rapid revenue growth and significant sales volume. These market segments, including telecom, training, customer care, financial, industrial, and government, need robust networked video/audio solutions.

The consumer market is currently characterized by lower bandwidth networks and a fragmented customer base. The latter factor translates into more difficult sales and marketing efforts as well as lower margins. The business-to-business market does not require the intensive, time-consuming customer support needed for consumer products, and currently has a comparatively low penetration by competitors.

THE INSTANT VIDEO TECHNOLOGIES SOLUTION

A major problem with real-time streaming, is that any fluctuation in the quality of the network connections between servers and clients results in interruption or degradation of the viewing experience by the client. Additionally, the number of real-time connections which can be simultaneously maintained by the server is limited by processing power as well as bandwidth availability. This, along with the fact that a server tends to devote disproportionate attention to the client with the most available bandwidth, results in degradation of quality to other clients attempting to receive viewing content. These problems have limited the quality of service available to consumers and have thus delayed the widespread dissemination of video/audio content by various content providers and their delivery networks. IVT's Burstware(R) is a suite of next generation software applications designed to overcome these limitations.

IVT's technology offers many advantages over current video and audio streaming software that is available today. Burstware(R) provides a fundamentally different approach to the transmission of full-motion video and CD-quality audio content.

In a "burst-enabled" network, the server delivers to each client one or more "burst(s)" of content in faster-than-real-time. For example, a two-minute segment of compressed programming is delivered in less than two minutes to the client-side buffer long before it is needed for replay. Having delivered this "burst", the server then disengages from the client and is free to address new clients awaiting content delivery. The server continues to maintain a periodic dialog with each client, which receives additional data bursts as needed. In addition, the server dynamically responds to information relating to changing network conditions (including latency), consumption rates, and multiple user needs.

As a network management tool, Burstware(R) controls the optimal delivery of video/audio content unaffected by network fluctuations. Information technology ("IT") managers can now serve a larger number of clients with higher quality viewing experiences. Simulations have shown that Burstware(R)'s network management approach can provide up to an estimated 60% improvement in network throughput over real-time streaming architecture.

BUSINESS OF THE COMPANY

Overview

The Company intends to become a worldwide provider and licensor of Burstware(R) software and intellectual property for use within commercial, multimedia, and interactive networks. The Company also intends to expand the number of patents contained within its patent portfolio and develop additional Burstware(R) products and applications.

The potential applications and uses of the Company's technology are wide-reaching, and are not limited to software. The Company also intends to investigate other strategies to expand IVT's technology to other potential applications including video servers and multimedia hardware, such as TVs, network appliances and set top boxes, multiplying the potential markets for Burstware(R)-based products.

Burst Technology

Burstware(R) is a client-server software product that manages and optimizes the delivery of high quality video and audio (time-based media) across broadband networks. The heart of Burstware(R)'s capabilities is embodied in its patented "Faster-Than-Real-Time" transfers of data that enable interference-free time-based media delivery and playback. The commercial product was released in February 1999.

The Burstware(R) video delivery system consists of one or more servers, conductors, and client-side players interconnected by one or more networks. Burstware(R) supports a broad array of encoding standards, although it is neutral to specific compression technologies. This multi-tiered, client-server system provides enterprise-class failure protection combined with full scalability, and can operate over a combination of private LANs and public broadband networks.

Burstware(R) is designed to benefit customers through the following capabilities of the product: 1) more simultaneous users of video & audio within the same bandwidth used by the competition; 2) highest quality viewing experience without disruptions; 3) low cost, scalable expansion to meet increased numbers of users; and 4) control over the effects of video and audio on the enterprise network.

Strategy

The Company plans to establish a foothold for its Burstware(R) software products in the business-to-business market and to prepare for increased growth in the next millennium. IVT intends to be the leader in providing network software solutions, intellectual property, and services for the delivery of multimedia content over high-speed networks. To achieve these objectives, IVT's strategy includes the following key factors:

Expand the Management Team and Workforce: The Company assembled a management team that has been successful in developing, launching, and growing technology companies. Key departments for new hires will be marketing, sales, and development. The Company expects to attract and retain employees by offering challenging opportunities, growth, and incentive compensation.

Develop Technology Leadership: The Company continues to focus on developing new intellectual property and patents for the delivery of multimedia content over networks. Development has already begun on Burstware(R) Version 2.0 to offer new and improved functions and features. IVT will also focus on adapting Burstware(R) to new, non-PC platforms including network appliances and set-top boxes. The Company will continue to commit significant resources to research and development.

Establish Strategic Relationships: The Company is working to establish strategic and/or licensing relationships in sales, marketing, promotion, and technology. In 1998, IVT became a member of the IP Multicast Initiative Group. The Company currently has discussions or negotiations in process with value-added resellers, original equipment manufacturers ("OEMs"), and other technology companies.

Establish Corporate Identity and Product Branding: The Company will undertake a public relations, advertising, and promotion campaign in 1999 to increase public awareness of IVT and Burstware(R).

Previously, the Company relied on a strategy of periodic press releases. Increased financial resources, completion of the commercial release of Burstware(R), and increased marketing and sales staff has made it possible to expand IVT's corporate awareness efforts.

Engineering and Product Development

The Company believes that its future success will depend in large part on its ability to enhance Burstware(R), develop new products, maintain technological leadership and satisfy an evolving range of customer requirements for the delivery of audio and video. The Company's product development organization is responsible for product architecture, core technology and functionality, product testing, user interface development and expanding Burstware(R) to operate with leading hardware platforms, operating systems, and network and communication protocols. This organization is also responsible for new product development.

During the past two years, the Company has made substantial investments in product development and related activities. Burstware(R) has been developed primarily by the Company's internal development staff and, in some instances, with the assistance of external consultants. The product is written in Java and incorporates the Sun Java Media Framework.

In March 1998, the Company released a test version of Burstware(R), followed by subsequent modifications during the year. The Company released its first commercial Burstware(R) product suite in February 1999. This release is a client-server software product that manages and optimizes the delivery of high quality video and audio across broadband networks. The servers become intelligent network managers, efficiently allocating bandwidth and scheduling burst delivery of multimedia content among multiple users. Microsoft Corporation's Windows NT/95/98 are supported as clients with Windows NT and Sun Microsystems' Solaris supported as servers.

As of March 1999, the Company's product development organization consisted of 15 people. The Company expects to devote substantial resources to its product development activities, including the continued support of existing and emerging hardware platforms, operating systems, and networking and communication protocols.

Product Offerings

IVT's suite of Burstware(R) software, which was released in February 1999, is currently available to customers and consists of:

Burstware(R) Client 1.1. Designed to act as the "player" for the Burstware(R) suite of products, the Burstware(R) Client enables the viewing of video and audio across any network. The player works in a browser or in a standalone application, providing VCR functionality and controls, while supporting many industry standard compression/decompression algorithms (codecs).

Burstware(R) Conductor 1.1. Conductor is the manager of the Burstware(R) video delivery system. Features include: 1) balancing transmission loads across multiple servers (traffic shaping); 2) insulating the client player from network and server deployment issues; 3) providing server-to-player fail-over mechanism; and, 4) performing intelligent routing, among other functions.

Burstware(R) Server 1.1. IVT's content server product provides the necessary functions and features required to deliver full-motion video and CD-quality audio over a network. Version 1.1 features include: 1) patented buffer management system providing isolation from network problems; 2) limiting network impact to the managed bandwidth; and, 3) a proprietary connection acceptance criteria for evaluating new requests.

IVT has identified a set of future extensions to the Burstware(R) Product suite. Capabilities that extend Burstware(R)'s core expertise in network management as well as strategic functionality that address the needs of specific vertical markets are planned.

Competition

In addition to IVT, there are currently four significant video technology companies in the market: RealNetworks, Inc., Microsoft Corporation, Tektronix Corporation, and Cisco Systems Inc.. These companies currently use real-time streaming technology. While IVT can deliver multimedia content in a real-time mode, its architecture is ideally suited to capitalize on the growth in broadband networks and inexpensive storage.

RealNetworks was an early entrant to the market and commands the largest market share of the consumer news and entertainment market. It has created its brand strength through the consumer market and the Internet. RealNetworks' presence in the business to business market is increasing.

Microsoft's Windows Media is building brand strength through bundling the software with Windows. Windows Media is currently targeting both the consumer and business to business segments.

Tektronix' VideoTele.com entered the video transmission market in late 1998. However, Tektronix can utilize its strength in the television broadcast and broadband videoconferencing markets to build a presence. Tektronix is concentrating on the business to business markets.

Cisco's IP/TV is using the real-time streaming technology and combining it with its Content Manager to balance loads and to track specific viewing and management functions. Cisco entered the video delivery market in late 1998.

This is a rapidly evolving market with no barriers to new entrants. Many competitors, current and potential, may have access to more resources than the Company.

Methods of Distribution

The Company intends to utilize four channels to distribute its products into target markets. These channels include strategic partners, system integrators, VARs, and direct sales. Burstware(R)'s applications range from training/customer care, internal/external communications, to other specific corporate usage. IVT is focusing on the business to business markets with a specific concentration on five target markets. The Company's primary markets include telecommunications, customer care and training, financial, general industrial and corporate, and government. The consumer market will be targeted by the Company's partners rather than directly through its own sales efforts. Direct sales will be through the Company's sales force and from the Company web site where buyers will pay for and download the software directly to their servers.

Marketing and Sales

The Company has completed a plan to increase Company and product awareness. The Company intends to use targeted marketing, trade shows, public relations, advertising, and direct promotion. A complete market research plan has also been created to support the Company's sales and marketing strategy. The objective of the research is to clearly understand the target markets' purchase criteria, understand the competitor's positioning, and select the corresponding marketing tools to achieve the Company's goals.

The Company has begun implementation of a comprehensive public relations plan. This plan involves regular press releases, executive interviews, and analyst reports. Public relations is handled both internally and through an external agency. The Company intends to participate in key trade shows as identified by the Sales and Marketing departments. The Company's strategy also includes collaborative marketing efforts with its strategic partners.

The Company began advertising in the first quarter of 1999. Advertising includes selected magazines, trade journals, radio commercials, and outdoor billboards.

Patents and Trademarks

IVT has six U.S. patents granted. The early patents describe a broad class of systems that allow a user to view, edit, store video information, and send and receive the data associated with that video information over networks in less time than is normally required to view or listen to the content. The later patents describe particular distribution methods designed to deliver video information to remote systems. The Company's core patents describe systems that are able to receive a high quality video signal, store received information locally, manipulate that information with editing, processing, compression and decompression tools, display the signal for viewing, and re-send the manipulated information on to other such machine systems in faster-than-real-time. The Company's current patents will expire on various dates in 2007 through 2015.

The Company has been granted two Australian patents, which incorporate the subject matter of the U.S. patents, one South Korean patent, and one Indian patent. The Company has filed for a number of additional domestic and international patents.

The Company has registered the trademarks "INSTANT VIDEO", "BURSTWARE(R)" and "BURSTAID."

Employees

As of March 31, 1999, the Company had 27 full-time employees versus 5 employees for the same date last year. The Company currently retains the services of outside consultants on an as-required basis.

ITEM 2.  DESCRIPTION OF PROPERTY.

The Company presently occupies 5,948 square feet of office space at 500 Sansome Street, Suite 503, San Francisco, California, pursuant to a lease that expires at the end of January 2002. The lease provides for rent of $13,428 per month, fully serviced. The Company expects to obtain up to an additional 10,000 square feet at its San Francisco site and additional sites to be determined.

ITEM 3. LEGAL PROCEEDINGS.

Currently, the Company is in the discovery process for arbitration against its former CEO and President, who served between June, 1994 and September, 1997, and the Company's former Executive VP of Business Development, for the alleged misappropriation by these persons of corporate assets. A date for arbitration is pending.

The Company has no other legal proceedings against it or in process nor is it aware of any other legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Effective as of December 22, 1998, the Company's stockholders approved by written consent certain amendments to the Company's Certificate of Incorporation. The matters approved by the stockholders were as follows:

1. The company's Certificate of Designation, Statement Establishing Series F Convertible Preferred stock, was amended such that the Series F convertible Preferred Stock was re-designated as Series A convertible Preferred Stock, and certain amendments to the powers, preferences and privileges of the Series A convertible Preferred Stock were effected.

2. A Certificate of Designation, Statement Establishing the Series B Convertible Preferred Stock was approved, which establishes and sets forth the powers, preferences and privileges of a new series of preferred stock, designated as Series B Convertible Preferred Stock.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

The Company's Common Stock is traded on the over-the-counter market and is quoted on the NASD's OTC Bulletin Board under the symbol "IVDO". The following table sets forth the closing high and low bid prices of the Common Stock for the periods indicated. These prices are believed to be representative inter-dealer quotations, without retail markup, markdown or commissions, and may not represent prices at which actual transactions occurred.

                                                                   Bid
                                                           --------------------
                   1997                                     High            Low
               -----------                                  ----            ---
               1st Quarter                                  $2.03          $1.13
               2nd Quarter                                  $2.47          $1.50
               3rd Quarter                                  $2.63          $1.22
               4th Quarter                                  $1.94          $0.75

                   1998
               -----------
               1st Quarter                                  $2.50          $0.75
               2nd Quarter                                  $4.22          $1.25
               3rd Quarter                                  $3.63          $1.91
               4th Quarter                                  $8.38          $2.00


The number of holders of record of the Company's $.00001 par value Common Stock at December 31, 1998, was approximately 200.

DIVIDENDS

Holders of Common and Preferred Stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. No dividends have been paid with respect to the Company's stock and no dividends are anticipated to be paid in the foreseeable future. It is the present policy of the Board of Directors to retain all earnings to provide for the growth of the Company. Payment of cash dividends in the future will depend, among other things, upon the Company's future earnings, requirements for capital improvements and financial condition.

At December 31, 1998, the Company had an accumulated deficit of approximately $24.5 million and, until this deficit is eliminated, will be prohibited from paying dividends except out of net profits.

RECENT SALES OF UNREGISTERED SECURITIES

As of December 31, 1998, the Company sold 2,476,609 shares of Series B Convertible Preferred Stock ("Series B"), at a purchase price of $2.00 per share, for an aggregate purchase price of $4.95 million. IVT raised $4.21 million in cash in the offering, and the remaining $743,000 was paid by cancellation of debt. In addition to the Series B, the Company also issued in the offering warrants to purchase up to an aggregate of 312,960 shares of the Company's Common Stock, at an exercise price of $2.00 per share. The warrants are exercisable for a term of five years from the date of issuance.

Series B - Cash Purchases

             Investor                Amount Invested         Preferred Shares        Warrant Shares
             --------                ---------------         ----------------        --------------
Storie Partners                       $2,000,000               1,000,000                 130,000
John Lyddon                           $  310,000                 155,000                  20,150
Robert London                         $  500,000                 250,000                  32,500
Mindful Partners                      $  500,000                 250,000                  32,500
Reed Slatkin                          $  500,000                 250,000                  32,500
Dorothy Lyddon                        $  100,000                  50,000                   6,500
Frank Kramer                          $  100,000                  50,000                   6,500
Keith Koch                            $  100,000                  50,000                   6,500
Universal Warranty Corp.              $  100,000                  50,000                   6,500
                                      ----------              ----------              ----------
TOTAL                                 $4,210,000               2,105,000                 273,650
                                      ==========              ==========              ==========

Series B - Debt Converted

           Investor            Debt Converted        Preferred Shares       Warrant Shares
           --------            --------------        ----------------       --------------
Mercer Management                 $431,758               215,879                28,065
Robert London                     $232,864               116,432                15,136
Draysec Finance Ltd.              $ 78,596                39,298                 5,109
                                  --------              --------              --------
TOTAL                             $743,218               371,609                48,310
                                  ========              ========              ========

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in the following Management's Discussion and Analysis of Financial Condition and Results of Operations, including, without limitation, statements containing the words "believes," "anticipates," "estimates," "expects," and words of similar meaning, constitute forward-looking statements which involve risks and uncertainties. IVT's actual results could differ materially from those anticipated in these forward looking statements as a result of certain factors, including those factors set forth under "Risks and Uncertainties" below.

GENERAL

The Company's headquarters is located in San Francisco, California, with offices in Detroit, Michigan, and Phoenix, Arizona. The Company expects to increase its sales offices in 1999 with additional locations in the United States and Europe.

Although the Company remains optimistic about its future, its prospects must be considered and evaluated in light of the risks, operating and capital expenditures required, and uncertainty of economic conditions that may impact its customers. Emerging companies are characterized by a high degree of market and financial risk and investors should take this into account in their evaluation of financial results and future prospects. To achieve and sustain profitability, IVT must successfully launch, market, and establish its software products, successfully develop new products and services, meet the demands of its customers, respond quickly to changes in its markets, attract and retain qualified employees, and control expenses and cash usage.

The Company believes that period-to-period comparisons of its operating results, including its revenues, cost of sales, gross margins, expenses, and capital expenditures may not necessarily provide meaningful results and should not be relied upon as indications of future performance. The Company does not believe that its historical growth rates are indicative of future growth or trends.

IVT has incurred significant losses since its inception, and as of December 31, 1998, it had an accumulated deficit of $24,458,165. There can be no assurance that the Company will achieve or sustain profitability and the Company believes that it will incur a net loss in 1999.

RESULTS OF OPERATIONS

Revenue

During the year ended December 31, 1998, the Company earned revenue in the amount of $15,000 compared to $247,879 for 1997. The 1998 revenue was from a single domestic transaction relating to a field trial. 1997 revenue was from consulting services for a different domestic customer.

Cost of Revenue

The Company had no cost of revenue for the year ended December 31, 1998, since the above mentioned field trial had no costs associated with it. 1997 cost of revenue consisted of costs of services related to customization of software for the Company's customer.

Operating Expenses

Costs and expenses during the year ended December 31, 1998, totaled $4,678,867 as compared to $1,946,306 during 1997. The increase was primarily due to increased software development expense, increased labor expense, increased sales and marketing expenses, and non-cash compensation expense relating to stock options.

Software research and development expenses for 1998 increased 322% from $189,719 in 1997 to $800,567 in 1998. R&D expenditures accounted for 17% of total operating expenses in 1998. All R&D costs are expensed as they are incurred. The majority of R&D expenses were labor-related for employee salaries and benefits and expenses for consultants as the result of the Company's decision to expand its internal product development team. The Company will continue to incur increasing research and development costs as it continues to develop its Burstware(R) product line and follow-on products.

Sales and marketing expenses increased 103% from $408,369 in 1997 to $830,998 in 1998 and accounted for 18% of total operating expenses in 1998. The increase in 1998 was due to expenditures for developing and producing marketing collateral materials, developing a public relations and promotion campaign strategy, travel expenses, and labor expenses due to increased headcount in 1998. The Company forecasts that sales and marketing expenses will increase to 30-35% of total operating expenses in 1999. The increase is due to increased marketing, advertising and promotion expenses necessary to establish the Company's brand and software products.

General and administrative expenses increased from $1,348,218 in 1997 to $3,047,302 in 1998 and accounted for 65% of total operating expenses in 1998. The 126% increase from 1997 to 1998 was due to $1,219,473 non-cash, stock option compensation in addition to increased labor and consultant expenses and increased legal expenses for the Company's patent filings. The Company forecasts that general and administrative expenses should decrease as a percentage of total operating expenses in 1999 as a result of increased spending in sales and marketing.

Other Expenses

Total other expense for 1998 was $2,252,553 versus $133,736 in 1997. Actual cash expenditures for interest however, were $65,935 in 1998 versus $56,782 in 1997. The increase was a result of increased interest expense and compensation expense for non-cash transactions described as follows.

Interest expense for 1998 increased 1,520% from $139,013 in 1997 to $2,252,553 in 1998. The increase in 1998 was due to the cost of warrants issued with debt and preferred equity in 1998, and for the convertible debt issued in 1998. Due to the risk of the Company's business and associated market risk, the Company felt it was necessary to provide an additional equity provision in order to attract investors in the Company's debt and equity offerings. IVT would expect this need to continue in their planned financing in 1999.

1998 compensation related to the issuance of stock options was $1,319,473, with zero recorded in 1997. The increase in 1998 was due to the Company recording compensation for non-qualified option granted to consultants and third parties in lieu of cash payments. Although the stock option compensation was a non-cash expense, it fairly represents the value of services provided by consultants and third parties and the cash savings to the Company.

The Company incurred a net loss of $6,916,420 and a net loss to common shareholders of $15,678,845, ($2.35 per common share) year ended December 31, 1998, as compared to a net loss and net loss to common shareholders of $2,062,373 ($.39 per share) for 1997. The 1998 loss is primarily caused by virtually no revenue, increased operating expenses, non-cash interest expense relating to now retired debt, and compensation expense relating to stock options granted to employees and consultants. The additional loss of $8,762,425 to common shareholders in 1998 resulted from costs associated with beneficial conversion terms for its Series B Preferred Stock. The beneficial conversion expense was the result of a $6.375 per share price difference between the $2.00 per share price for the Series B offering and the closing price of $8.375 for IVT's common stock. This difference was the result of volatility in the Company's per share price. The Company was also not able to re-price the Series B offering since the offering price for Series B had been agreed upon prior to the increase in the Company's common share price. Management expects to continue to incur losses for 1999 as the Company establishes its brand and expands sales and market share.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1998, the Company had a working capital surplus of $2,591,930 as compared to a working capital deficiency of $1,069,614 at December 31, 1997. The surplus was primarily due to cash balances resulting from the sale of Series B Convertible Preferred Stock that raised $4,210,000 in new funds, as well as the exercise of $750,000 in Series A Convertible Preferred Warrants in 1998.

Subsequent to December 31, 1998, the Company raised an additional $1,237,500 from the exercise of Series A Warrants in February 1999.

Cash used in operating activities totaled $3,298,752 during the year ended December 31, 1998, as compared to $1,760,507 during 1997. The 87% increase was primarily a result of increased spending for labor, development, and sales and marketing.

Cash used in investing activities during the year ended December 31, 1998, was $162,669 as compared to $85,367 for 1997. The increase of 91% was due to spending on computer and network equipment. The Company expects to have material capital expenditures for computer and network equipment in excess of $500,000 in 1999 as the Company adds employees and expands its software test lab and training capabilities.

Cash flows provided by financing activities during the year ended December 31, 1998, were $5,653,010 as compared to $1,657,812 during the year ended December 31,1997. The 241% increase was due to the proceeds from the sale of Preferred Stock and additional convertible debt and proceeds from the exercise of warrants. IVT repaid $891,179 of debt in 1998. $500,000 of this amount was for the repayment of the line of credit from Imperial Bank. IVT was able to raise approximately $6.7 million of equity in 1998. This is comprised of $750,000 received from the exercise of warrants, $4.2 million in a private placement of preferred stock and $1.7 million in debt that was converted into equity by the end of 1998.

Although the Company has been successful to date in raising funding to meet operating requirements, the Company will have to raise additional funding in the form of equity or debt to meet future operating requirements. IVT is exploring several funding options at this time. Any new funding raised may have a dilutive effect on the Company's existing shareholders. IVT makes no guarantees, representations, nor warranties that it will be successful in its efforts to raise adequate financing.

RECENT DEVELOPMENTS

Subsequent to December 31, 1998, the Company entered into agreements for strategic relationships with Sprint, Digital Creators/Teletech, Virage, and Carsey-Werner LLC. The relationships provide for potential sales of IVT's Burstware(R) software products. However, at this time the actual amount of forecast sales is still under negotiation. In March 1999, the Company secured European distribution of Burstware(R) through the EMS Group.

RISKS AND UNCERTAINTIES

Liquidity

As in 1997, IVT received a "going concern" opinion from its independent auditors in 1998. Although the Company has been successful in its fundraising efforts to meet prior operating requirements, there can be no guarantee that the Company will be successful in future fundraising efforts. At the time of this report IVT had insufficient cash reserves and receivables necessary to meet forecast operating requirements. In the event the Company were to be unsuccessful in its fundraising it would be required to significantly reduce cash outflows through the reduction of marketing and sales, development, capital, and administrative expenditures resulting in decreased potential revenue and potential profitability.

Market for the Company's Products

IVT believes that there is a market for the Company's Burstware(R) suite of software products. Since Burstware(R) has only been commercially available since February 1999, the Company has not yet established a track record in the sales of commercial software nor does it have any sales at this time. The Company is in the process of negotiating agreements with value-added resellers and original equipment manufacturers for the sale and distribution of Burstware(R). However, the Company's lack of operating and sales history may be a detriment in obtaining new customers.

IVT believes its Burstware(R) suite of software and intellectual property is positioned for the anticipated growth in broadband networks. The delay of growth in broadband networks or problems associated with broadband networks could have a negative impact on the Company's ability to realize sales and market share. Developments in Internet, intranet, and extranet infrastructure could have a significant impact on the market for video delivery and network management software. There can be no assurance that the growth of broadband networks or improvements in infrastructure will be present in 1999 or beyond.

Management Growth and Dependence on Key Personnel and Skilled Associates

The Company's continued success depends to a large extent upon the efforts and abilities of key managerial and technical employees. The loss of services of certain key personnel could have an adverse material effect on the Company. The Company's business also depends upon its ability to continue to attract and retain senior managers and skilled associates. Failure to do so could adversely affect the Company's operations. The Company is currently in the process of recruiting a full-time CFO as well as other key positions in marketing and sales.

The challenge to IVT to manage the growth of its executive team and Company staff is also crucial to its success. The Company has reached a level of employment that it has not experienced before and as a result is faced with the challenges associated with rapid growth. The Company will be improving management and corporate communication through the use of information technology and the introduction of new policies and procedures.

Possible Volatility of Market Price of Common Stock

The trading price of the common stock is subject to significant fluctuations in response to variations in quarterly operating results, general conditions in the electronics industry and other factors. In addition, the stock market is subject to price and volume fluctuations that affect the market price for many high technology companies in particular, and that often are unrelated to operating performance. The Company is working to improve the market for its stock by building a capital structure that will allow IVT to list its stock on the National NASDAQ exchange. The Company is contractually obligated to register certain shares of its unregistered common and preferred hares with the Securities and Exchange Commission. Upon the effectiveness of any such registrations, the increased liquidity in the Company's stock could depress the Company's share price.

Intellectual Property Protection

The Company's ability to compete may be affected by its ability to protect its proprietary information. The Company holds a number of U.S. and foreign patents related to the technology incorporated in the

Company's current and future software products. The Company believes these patents are valuable. However, there can be no assurance that these patents will provide meaningful protection for the Company's technology or products.

There can be no assurance that third parties will not assert infringement claims against the Company or its customers in the future or that the Company may have to assert infringement claims against third parties. In the event of such a claim, the Company may be required to expend significant resources to defend its patents and technology. There can be no assurance that the Company would be successful in its efforts. In addition, such litigation could be lengthy and costly and could have an adverse material effect on the Company's financial condition regardless of the outcome of such litigation.

Competition

The software industry for the delivery of video and audio over networks is dominated by a few companies that have achieved substantial market share. Certain competitors may have greater financial, research and development, and marketing resources than the Company. The Company believes that the primary bases of competition in its targeted markets are technology, quality, responsiveness, and price. To be competitive, the Company must provide technologically advanced software, high product quality levels, and reliable delivery of its products on a timely and price competitive basis. The Company currently may be at a competitive disadvantage due to the cost of establishing a brand and corporate awareness and the limited amount of financial resources the Company has to effectively launch and promote its products.

Evolving Business Model

The Company has limited history with its current product and intellectual property licensing. The Company currently is in the process of refining pricing for its software and intellectual property. There can be no assurance that the strategies developed will be accepted by customers or the market nor that the strategies will provide sufficient income for the Company to reach profitability.

Year 2000 Issues

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the application year. Programs or products that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. In addition, the year 2000 is a leap year, which may also lead to incorrect calculations, functions or systems failure. As a result, this year, computer systems and software used by many companies may need to be upgraded to comply with such Year 2000 requirements. In 1998, the Company began a project to determine if any actions were required regarding date-related effects to: (i) the Company's software products; (ii) the Company's internal operating and desktop computer systems and non-information technology systems; and (iii) the readiness of the Company's third-party vendors and business partners.

The Company has formed a team consisting of operations, development, marketing, and finance members to determine the impact of Year 2000 and to take corrective action. As of February 1999, the Company had completed testing of its suite of Burstware(R) software products and has found no known Year 2000 issues. The Company has also tested its internal operating and desktop hardware and software and has found that all its software is Year 2000 compliant and appears to have no known Year 2000 issues. The Company has also confirmed with its third-party vendors and business partners to ensure that their software and hardware will not impact IVT operations. At this time, the Company knows of no known Year 2000 issues or problems with its vendors, or business partners.

The majority of the costs associated with this project are not incremental to the Company, but represents a reallocation of existing resources. The Company believes that modifications deemed necessary will be made on a timely basis and does not believe that the cost of such modifications will have a material effect on the Company's operating results. To date, the Company's costs related to the year 2000 issues have not been material, and the Company does not expect the aggregate amount spent on the year 2000 issue to be material. In addition, the Company is in the process of evaluating the need for contingency plans with respect to year 2000 requirements. The necessity of any contingency plan must be evaluated on a case-by-case basis and may vary considerably in nature depending on the year 2000 issue it may address.

The Company's expectations as to the extent and timeliness of modifications required in order to achieve year 2000 compliance is a forward-looking statement subject to risks and uncertainties. Actual results may vary materially as a result of a number of factors, including, among others, those described above in this section. There can be no assurance that unexpected delays or problems, including the failure to ensure year 2000 compliance by systems or products supplied to the Company by third parties, will not have an adverse effect on the Company, its financial performance and results of operations. In addition, the Company cannot predict the effect of the year 2000 issues on its customers or other third party business partners or the resulting effect on the Company. As a result, if such third parties do not take preventative and/or corrective actions in a timely manner, the year 2000 issue could have an adverse effect on their operations and accordingly have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, the Company's current understanding of expected costs is subject to change as the project progresses and does not include the cost of internal software and hardware replaced in the normal course of business whose installation otherwise may be accelerated to provide solutions to year 2000 compliance issues.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Report of the Auditors and the accompanying financial statements and notes to the financial statements are hereto set forth on pages F-1 through F-17. Financial Statement schedules are not required and have therefore been omitted.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On March 27, 1997, the Board of Directors of the Company elected to replace Evers & Company Ltd. as its independent auditors and replace them with KPMG LLP.

This change was approved by the Company's Board of Directors, and is a result of the Company's desire to utilize the services of a national accounting firm. During the two years prior to the dismissal of the former accountants, their reports did not contain an adverse opinion or disclaimer of opinion, nor were they modified as to uncertainty, audit scope, or accounting principles.

During the two years prior to their dismissal, there were no disagreements with the former accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the former accountants, would have caused them to make reference to the subject matter of the disagreements in connection with their reports.

Prior to engaging KPMG LLP, neither the Company nor someone on its behalf consulted with KPMG LLP regarding (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements, or (ii) any matter that was either the subject of a disagreement or a reportable event.

                                           PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

IVT's Executive Officers and Directors and their ages as of December 31, 1998, are as follows:

Name                               Age             Positions and Offices Held
----                               ---             --------------------------
Richard Lang                       45              Chairman, President, Chief Executive
                                                   Officer, and Director

Edward Davis                       46              General Counsel and VP of Strategic
                                                   Alliances

Kyle Faulkner                      42              Chief Technology Officer

Eric J. Hall, CFA                  44              Chief Financial Officer and Principal
                                                   Accounting Officer

David Morgenstein                  37              Chief Operating Officer

Frank Schwartz                     46              VP of Business Development

June White                         59              VP of Engineering

O.J. Kilkenny                      50              Director

John J. Micek III                  46              Secretary, Treasurer and Director

Brian Murphy                       43              Director

Joseph Barletta                    62              Director

The following sets forth biographical information as to the business experience of each Executive Officer and Director of the Company for the year ended December 31, 1998:

Richard Lang currently serves as Chairman, Chief Executive Officer, President and Director of the Company since September 1997. From January 31, 1997 through August 1997, Mr. Lang served as a Director of the Company. Mr. Lang served as Chairman of the Board and Treasurer of the Company until January 31, 1997. He had served as Chairman of the Board, CEO and Treasurer of the Company from December 1993 to September 1995 and as a Director of the Company since August 1992. He also served as President of the Company from December 1993 to November 1994, as Vice President from August 1992 until February 1993, and as Vice Chairman of the Board from February 1993 to December 1993. He has been a Director of the Company's subsidiary, Explore Technology, Inc., since February 1990, and served as its President from February 1990 to August 1992. Mr. Lang has presided over the development of the IVT's patent portfolio. He is the inventor of record for the bulk of the Company's Intellectual Property. Mr. Lang was also a co-founder of Go-Video, Inc., Scottsdale, Arizona and co-inventor of Go-Video's patented dual-deck VCRs.

Edward Davis currently serves as General Counsel and VP of Strategic Alliances and has been with the Company since August 1998. Mr. Davis comes to IVT with over thirteen years of experience as Corporate Counsel for Pacific Telesis Group. As Corporate Counsel he advised PTG consolidated companies, including Nevada Bell, Tele-TV, Pacific Bell Video Services, Pacific Bell Information Services, and Pacific Bell Directory. He has significant experience in mergers and acquisitions, taxation, intellectual property, and criminal prosecution.

Kyle Faulkner currently serves as Chief Technology Officer and has been with the Company since November 1997. Mr. Faulkner has over 16 years experience in client/server software development, and 4 years experience in hardware development. Mr. Faulkner has been a key contributor on more than 20 commercially successful products, and was on the founding teams at Sybase and Forte Software. He was also software architect for a number of other companies including Network Equipment Corporation responsible for ATM network switches and Cellnet Data Systems.

Eric Hall, CFA, currently serves as Chief Financial Officer and Principal Accounting Officer. Mr. Hall is a management consultant retained by IVT since September 1997. He has over 20 years of financial and operations management experience with the past 8 years in entrepreneurial ventures. He was Founding VP Finance & Operations for Yahoo!, the premiere Internet portal, and has also helped launch other successful Internet companies including women.com, Viacom/Paramount Online, The ImagiNation Network, NetChannel, and US Web-Cybernautics. Mr. Hall has successfully guided several companies to the IPO or acquisition stage. Mr. Hall has tendered his resignation effective April 15, 1999, in order to devote more time to his consulting company. The Company has retained an interim Chief Financial Officer while a search for a full-time replacement is conducted.

David Morgenstein currently serves as VP and COO, and has been with the Company since January 1997. Mr. Morgenstein is a former F-15 fighter pilot and was Operations Manager at Banner Aerospace, a NYSE company with sales of $400 million, and President of Adams Industries, an aerospace distribution company.

Frank Schwartz currently serves as VP of Business Development and has been with the Company since August 1998. Mr. Schwartz is one of Silicon Valley's most respected multimedia executives. Most recently he was a Fellow and CTO of the Silicon Valley World Internet Center and was the Technical Producer for Creative Artists Agency/Intel Media Studio. He served as President and Chairman of MainStream Control, Inc. and is considered to be one of the pioneers of video streaming. He is an acclaimed author, consultant, and lecturer. His clients have included Disney Imagineering, SRI, Compaq Computer, Intel, the FCC, and GTE. He served on the Board of Directors of the Video Electronics Standards Association
(VESA) and was Chairman of the VESA Open Set Top (VOST) Standards Committee.

June White currently serves as VP of Engineering and has been with the Company since June 1998. Ms. White has managed all aspects of software development for over 20 years, emphasizing on establishing processes that are required to support the product's life cycle. She has been a key contributor to the launch of many new products including Forte's Application Development Environment, ROLM's Phonemail, and Control Data's Operating Systems. Ms. White has built QA and Release Management organizations in order to ship high quality products.

O. J. Kilkenny has been a Director of the Company since August 1992. Mr. Kilkenny is Senior Partner of O. J. Kilkenny & Co., Chartered Accountants, specializing in the entertainment industry with offices in London, England and Dublin, Ireland. With his partners, he has developed the accounting practice into one of the major accounting practices in England, specializing in the entertainment industry. Mr. Kilkenny holds directorships in a number of companies in the media and entertainment sector as well as positions with non-entertainment businesses. He is also an investor in Ireland's first independent television channel and Ardmore Studios, the National Film Studios of Ireland. Mr. Kilkenny received a Bachelors Degree in Commerce from Dublin University in 1969, and became a fellow of the Institute of Chartered Accountants in Ireland, England and Wales in 1982. Mr. Kilkenny became a Director of the Company as a representative of Draysec Finance Limited, a principal shareholder of the Company.

John J. Micek III has been a Director of the Company since April 1990, Secretary and Treasurer since January 1994, and served as the Company's President from April 1990 to August 1992. Mr. Micek currently serves as President of Universal Warranty Insurance located in Palo Alto, California, and Omaha, Nebraska. From 1994 to 1997, Mr. Micek served as general counsel for U.S. Electricar in San Francisco, California. From January 1989 to March 1994, Mr. Micek practiced law in Palo Alto, California. He has served as a Director of Armanino Foods of Distinction, Inc., a publicly-held specialty food manufacturer in Hayward, California, since February 1988. He also serves as a Director of Universal Group, Inc., a Midwest group of insurance companies, and Cole Publishing Company in northern California. He received a Bachelor of Arts Degree in History from the University of Santa Clara in 1974 and a Juris Doctorate from the University of San Francisco School of Law in 1979.

Brian Murphy has been a Director of the Company since January 1997. He is a partner in O.J. Kilkenny & Company, Chartered Accountants specializing in the entertainment industry with offices in London, England and Dublin, Ireland. The firm provides a wide range of services to their clients, consisting of major international entertainment artists, covering all areas of financial management and audit and accountancy advise. Mr. Murphy is involved at the executive level with a number of companies in the media and entertainment business, particularly in the field of digital post-production, film and television.

Joseph Barletta has been a Director of the Company since September 1998. He is of counsel with the firm Seyfarth, Shaw, Fairweather, and Geraldson in San Francisco. He has served as the CEO or COO of six major companies in the media industry including TV Guide magazine, Thomson Newspapers, and the San Francisco Newspaper Agency (Chronicle and Examiner), and he currently sits on the boards of several companies.

ITEM 10. EXECUTIVE COMPENSATION AND OTHER MATTERS.

Pursuant to General Instruction G(3) to Form 10-K, the information required by this item is incorporated by reference to the information contained in the section captioned "Executive Compensation and Other Matters" in the Proxy Statement to be filed with the Commission within 120 days after the end of the fiscal year ended December 31, 1998.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this item is incorporated by reference to the information contained in the section captioned "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement to be filed with the Commission within 120 days after the end of the fiscal year ended December 31, 1998.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this item is incorporated by reference to the information contained in the section captioned "Voting Securities and Principal Holders - Certain Transactions" of the Proxy Statement to be filed with the Commission within 120 days after the end of the fiscal year ended December 31, 1998.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

a)  Exhibits
        Not provided

b) Reports on Form 8-K
        None

                                   SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                        INSTANT VIDEO TECHNOLOGIES, INC.


Dated: April 9 , 1999                By    /s/ Richard Lang
                                           -----------------------------
                                           Chairman, President, and
                                           Chief Executive Officer

In accordance with the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


 Signature                                      Title                    Date
 ---------                                      -----                    ----

/s/ Richard Lang                      Chairman, President,              April 9, 1999
-----------------------               Chief Executive Officer,
Richard Lang                          and Director

/s/ O.J. Kilkenny
-----------------------               Director                          April 9, 1999
O.J. Kilkenny


/s/ John J. Micek                     Secretary and Director            April 9, 1999
-----------------------
John J. Micek III

/s/ Brian Murphy
-----------------------               Director                          April 9, 1999
Brian Murphy


/s/ Joseph Barletta                   Director                          April 9, 1999
-----------------------
Joseph Barletta


/s/ Eric J. Hall                      Chief Financial Officer           April 9, 1999
-----------------------               and Principal Accounting
Eric J. Hall                          Officer


                        INSTANT VIDEO TECHNOLOGIES, INC.
                                 AND SUBSIDIARY

                        Consolidated Financial Statements

                           December 31, 1998 and 1997

                   (With Independent Auditors' Report Thereon)

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
Instant Video Technologies, Inc.:


We have audited the accompanying consolidated balance sheets of Instant Video Technologies, Inc. and subsidiary (the Company) as of December 31, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Instant Video Technologies, Inc. and subsidiary as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                                                        KPMG LLP

San Francisco, California
March 19, 1999

                        INSTANT VIDEO TECHNOLOGIES, INC.
                           Consolidated Balance Sheets

                           December 31, 1998 and 1997

                             ASSETS                                                        1998                   1997

Current assets:
   Cash and cash equivalents                                                            $  2,212,141         $     20,551
   Prepaid expenses                                                                           26,053               31,460
   Receivables - Series B Convertible Preferred Stock                                        810,000                   --
                                                                                        ------------         ------------

         Total current assets                                                              3,048,194               52,011

Property and equipment, net                                                                  184,616               85,611

Other assets                                                                                  16,812               17,569
                                                                                        ------------         ------------

                                                                                        $  3,249,622         $    155,191
                                                                                        ============         ============


         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Bank line of credit and credit facility                                              $         --         $    500,000
   Notes payable                                                                              22,736              451,773
   Accounts payable                                                                          252,044               34,026
   Accrued expenses                                                                          181,484               92,782
   Accrued interest                                                                                                43,044
                                                                                        ------------         ------------

         Total current liabilities                                                           456,264            1,121,625
                                                                                        ------------         ------------

Notes payable                                                                                      -               16,833
                                                                                        ------------         ------------
Total liabilities                                                                            456,264            1,138,458
                                                                                        ------------         ------------

Stockholders' (deficiency) equity:
   Convertible Preferred stock, $.00001 par value, 20,000,000 shares authorized:
     Series A ( Renamed from Series F), 2,025,000 and 2,125,000 shares issued and outstanding in 1998 and 1997,
       liquidation preference of $2,025,000                                                       20                   22
     Series B, 2,476,609 shares issued and outstanding in 1998,
       liquidation preference at December 31, 1998 of $18,574,568                                 25                   --
   Common stock, $.00001 par value, 100,000,000 shares
     authorized; 7,940,966 and 5,703,553 shares issued and
     outstanding in 1998 and 1997, respectively                                                   79                   59
   Additional paid in capital                                                             27,251,399            7,795,972
   Accumulated deficit                                                                   (24,458,165)          (8,779,320)
                                                                                        ------------         ------------

         Stockholders' equity (deficit)                                                    2,793,358             (983,267)
                                                                                        ------------         ------------

Commitments and contingencies

                                                                                        $  3,249,622         $    155,191
                                                                                        ============         ============

See accompanying notes to consolidated financial statements

                        INSTANT VIDEO TECHNOLOGIES, INC.

                      Consolidated Statements of Operations

                 For the years ended December 31, 1998 and 1997



                                                                 1998                 1997
                                                             ------------         ------------
Revenue                                                      $     15,000         $    247,879
Cost of revenues                                                       --              230,210
                                                             ------------         ------------

                                                                   15,000               17,669

Costs and expenses:
   Research and development                                       800,567              189,719
   Sales and marketing                                            830,998              408,369
   General and administrative                                   3,047,302            1,348,218
                                                             ------------         ------------

         Total costs and expenses                               4,678,867            1,946,306
                                                             ------------         ------------

         Loss from operations                                  (4,663,867)          (1,928,637)

                                                             ------------         ------------

Other income (expense):
   Interest, net                                               (2,252,553)            (139,013)
   Other income (expense)                                              --                5,277
                                                             ------------         ------------

         Net other                                             (2,252,553)            (133,736)
                                                             ------------         ------------

         Net loss                                              (6,916,420)          (2,062,373)

         Beneficial conversion feature of Series B
           Preferred Stock                                     (8,762,425)                  --
                                                             ------------         ------------

         Net loss applicable to Common Stockholders          $(15,678,845)        $ (2,062,373)
                                                             ============         ============

Basic and diluted net loss per common share:                 $      (2.35)        $      (0.39)
                                                             ============         ============

Shares used in per share computation                            6,658,738            5,259,304
                                                             ============         ============

See accompanying notes to consolidated financial statements.

                 INSTANT VIDEO TECHNOLOGIES, INC. AND SUBSIDIARY
            Consolidated Statements of Stockholders' Equity (Deficit)
                    For the two years ended December 31, 1998




                                            Common Stock           Preferred Stock       Additional
                                        ---------------------  ------------------------   Paid-in       Accumulated
                                          Shares      Amount     Shares        Amount     capital         deficit         Total
                                        ----------   --------  ----------    ----------  ----------    ------------   ------------
Balance at December 31, 1996             4,803,553   $   50     1,975,000    $   20     $ 6,776,983   $ (6,716,947)   $     60,106

Preferred stock offering                        --       --       650,000         7         549,993             --         550,000

Exercise of stock options                       --       --            --        --              --             --              --

Exercise of warrants                       400,000        4            --        --         399,996             --         400,000

Value assigned to warrants
  upon issuance of debt                         --       --            --        --          69,000             --          69,000

Conversion of preferred stock to
  common stock                             500,000        5      (500,000)       (5)             --             --              --

Net loss                                        --       --            --        --              --     (2,062,373)     (2,062,373)
                                         ---------   ------   -----------    ------     -----------   ------------    ------------

Balance at December 31, 1997             5,703,553       59     2,125,000        22       7,795,972     (8,779,320)       (983,267)

Series B Preferred Stock issuances              --       --     2,105,000        21       3,873,979             --       3,874,000

Warrants used in connection with
  the issuance of Series B
  Preferred Stock                               --       --            --        --         336,000             --         336,000

Common stock issuance                       14,921       --            --        --          10,000             --          10,000

Exercise of stock options                  139,501        1            --        --       1,138,951             --       1,138,952

Exercise of warrants                       700,000        6            --        --         749,994             --         750,000

Conversion of debt and accrued
  interest                               1,082,991       10       371,609         3       1,736,983             --       1,736,996

Warrants issued with the
  conversion of convertible debt                                                            172,000                        172,000

Value assigned to warrants and
  stock upon issuance of debt              200,000        2            --        --       1,947,369             --       1,947,371

Stock options issued for services
  performed                                     --       --            --        --         727,726             --         727,726

Conversion of Series A Preferred
  Stock to common stock                    100,000        1      (100,000)       (1)             --             --              --

Beneficial conversion feature of
  Series B Preferred Stock                                                                8,762,425     (8,762,425)             --


Net loss                                        --       --            --        --              --     (6,916,420)     (6,916,420)
                                         ---------   ------   -----------    ------     -----------   ------------    ------------

Balance at December 31, 1998             7,940,966   $   79     4,501,609    $   45     $27,251,399   $(24,458,165)   $  2,793,358
                                         =========   ======   ===========    ======     ===========   ============    ============


See accompanying notes to consolidated financial statements.

                        INSTANT VIDEO TECHNOLOGIES, INC.

                      Consolidated Statements of Cash Flows

                 For the years ended December 31, 1998 and 1997



                                                                        1998                1997
                                                                    -----------         -----------
Cash flows from operating activities:
   Net loss                                                         $(6,916,420)        $(2,062,373)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
       Depreciation and amortization                                     58,531              92,176
       Loss on Disposal of Equipment                                      5,133               5,275
       Write off patent costs and other assets                               --              95,735
       Warrants issued with conversion of debt                          172,000                  --
       Interest expense from the value assigned to
         warrants and stock upon the issuance of
         convertible debt                                             1,947,371              69,000
       Non-cash interest expense                                        109,569                  --
       Stock options issued for services performed                      727,726                  --
       Compensation from cashless exercise of stock options           1,137,499                  --
       Accounts receivable                                                   --               1,421
       Costs and estimated earnings in excess of billings on
        uncompleted contracts                                                --             136,400
       Prepaid expenses                                                   5,407               6,982
       Receivables - Series B Convertible Stock offering               (810,000)                 --
       Other assets                                                         757              35,101
       Accounts payable                                                 218,018             (94,237)
       Accrued expenses                                                  88,702             (59,218)
       Accrued interest                                                 (43,044)             13,231
                                                                    -----------         -----------

             Net cash used in operating activities                   (3,298,751)         (1,760,507)
                                                                    -----------         -----------

Cash flows from investing activities:
   Purchases of property and equipment                                 (162,669)            (85,367)

Cash flows from financing activities:
   Proceeds from sale of preferred stock                              4,210,000             550,000
   Proceeds from sale of common stock                                    10,000                  --
   Exercise of warrants                                                 750,000             400,000
   Exercise of stock options                                              1,453                  --
   Proceeds from debt                                                 1,572,736           1,054,210
   Repayment of debt                                                   (891,179)           (346,398)
                                                                    -----------         -----------

             Net cash provided by financing activities                5,653,010           1,657,812
                                                                    -----------         -----------

Increase (decrease) in cash and cash equivalents                      2,191,590            (188,062)

Cash and cash equivalents, beginning of year                             20,551             208,613
                                                                    -----------         -----------

Cash and cash equivalents, end of year                              $ 2,212,141         $    20,551
                                                                    ===========         ===========

See accompanying notes to consolidated financial statements.         (Continued)

                        INSTANT VIDEO TECHNOLOGIES, INC.

                 For the years ended December 31, 1998 and 1997



                                                                                          1998           1997
                                                                                       -------        -------
Supplemental disclosure of cash flow information:
   Cash paid for state franchise tax                                                   $   800        $   800
                                                                                       =======        =======

   Cash paid for interest                                                              $65,935        $56,782
                                                                                       =======        =======

Supplemental schedule of non-cash investing and financing activities:

   In 1998, debt and accrued interest of $1,736,966 was converted to Series B
     Preferred Stock and common stock resulting in a non-cash interest charge of
     $172,000

   In 1998, 100,000 shares of preferred stock was converted to 100,000 shares of common stock

   In 1997, 500,000 shares of Series E Preferred Stock was converted into
     500,000 shares of Common Stock

See accompanying notes to consolidated financial statements.

                        INSTANT VIDEO TECHNOLOGIES, INC.

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1997


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

      LIQUIDITY

      Since inception, the Company has incurred development costs and other expenses resulting in cumulative losses of $24,458,165. The Company's current assets exceed current liabilities by $2,591,930 at December 31, 1998.

      Management recognizes that the Company must raise additional capital to enable it to continue as a going concern. Management intends to raise sufficient capital to allow the company to complete development and successful commercialization of its products. The accompanying financial statements have been prepared contemplating the company will continue as a going concern. No assurances can be given that the Company will be successful in raising additional capital or that the Company will achieve profitability or positive cash flow. If the Company is unable to obtain adequate additional financing and bring the Company to profitability or positive cash flow, there can be no assurance the Company can continue as a going concern.

      BASIS OF PRESENTATION

      The accompanying financial statements include the accounts of Instant Video Technologies, Inc. and its wholly-owned subsidiary, Explore Technology, Inc. All significant intercompany transactions and accounts have been eliminated in consolidation.

      CASH EQUIVALENTS

      Cash equivalents of $2,212,141 and $20,551 at December 31, 1998 and 1997, respectively, consist of money market accounts and other short-term investments with an original remaining term of three months or less.

      REVENUE RECOGNITION

      In 1997, the Company primarily derived its revenues from license fees and professional services.

      License fees and services are recognized as revenue ratably over the license period. No revenue is recognized until evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection is probable.

      In 1998, the Company derived its revenues from test software.

      PROPERTY AND EQUIPMENT

      Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which range from three to five years.

      PATENTS

      Direct costs incurred to obtain patents have been capitalized and amortized over seven years using the straight-line method. Costs incurred to maintain patents are expensed as incurred. During the fourth quarter of 1997, the Company expensed the remaining unamortized balance of patent costs of $87,628 due to the lack of current revenues associated with these patents.

      RESEARCH AND DEVELOPMENT

      Research and development costs are charged to operations as incurred until such time as both technological feasibility is established and future economic benefit is assured. To date, such conditions have not been satisfied, and, accordingly, all software engineering and development costs have been expensed as incurred.

      INCOME TAXES

      Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities, and, their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded for deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

      LOSS PER SHARE AND DILUTIVE SECURITIES

      Basic net loss per share is based on the weighted average number of shares of common stock outstanding. Diluted net loss per share is based on the weighted average number of shares of common stock outstanding and dilutive common equivalent shares from stock options and warrant outstanding using the treasury stock method.

      The following is a summary of the securities that could potentially dilute basic loss per share in the future that were not included in the computation of diluted loss per share because to do so would be antidilutive.

                                         December 31,
                                ----------------------------
                                   1998              1997
                                ----------        ----------
  Convertible Preferred          4,501,609         2,125,000

  Options                        6,289,263         2,538,630

  Warrants                       2,010,210         1,961,000

  Convertible debt                      --           303,206
                                ----------        ----------

Total                           12,801,082         6,927,836
                                ==========        ==========

      FAIR VALUE OF FINANCIAL INSTRUMENTS

      The Company's financial instruments consist of cash equivalents, accounts receivable, accounts payable, and debt. The Company believes the reported amounts of its financial instruments approximates fair value, based upon the short maturity of cash equivalents, accounts receivable and payable and based on the current rates available to the Company or similar debt issuer.

      STOCK BASED COMPENSATION

      The Company accounts for its stock based compensation plans for employees using the intrinsic value method. As such, compensation expense is recorded if on the measurement date, which is generally the date of grant, the current fair value of the underlying stock exceeds the exercise price.

      The equity instruments issued to non-employees are accounted for at fair value. The fair value of the equity instrument is determined using either the fair value of the underlying stock or the Black-Scholes option pricing model.

      USE OF ESTIMATES

      Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

      COMPREHENSIVE INCOME

      The Company has no component of comprehensive income other than its reported amounts of net loss applicable to holders of common stock.


(2)   PROPERTY AND EQUIPMENT

      Property and equipment consists of the following:

                                        1998              1997
                                     ---------         ---------
Computer equipment                   $ 192,816         $  95,053
Furniture                               18,627            24,980
Office equipment                         4,459                --
Software                                22,016                --
Leasehold improvements                   8,270                --
                                     ---------         ---------

                                       246,188           120,033
Less accumulated depreciation          (61,572)          (34,422)
                                     ---------         ---------

                                     $ 184,616         $  85,611
                                     =========         =========

 (3)  DEBT



                                                           1998          1997
                                                          ------        --------
                          BANK LINE OF CREDIT
$500,000 Revolving line credit with Imperial Bank,
   principal and interest rate at the Bank's Prime
   rate plus 2.5% (11.00% at December 31, 1997)
   paid in March 1998                                     $   --        $500,000
                                                          ======        ========


                             NOTES PAYABLE                                     1998             1997
                                                                             ---------         ---------
10.5% unsecured note, interest and principal due at June 30, 1998,
   convertible into common stock at $1.85 per share                                 --           100,000

10.5% unsecured note, interest and principal due on a monthly basis over 18 months ending on March 31, 1999. Converted into common stock
   at $1.00 per share                                                               --            85,602

10.5% note payable to Mercer Management, Inc., interest and principal
   due June 10, 1998, convertible at $1.00 per share into common stock              --           100,000

8% unsecured note, principal and interest due June 10, 1998. Converted
   into common stock at $2.00 per share                                             --            73,210

10.5% note payable to Draysec Finance Ltd., interest and principal due
   June 10, 1998, convertible into common stock at $1.00 per share                  --            80,000

11.14% Financing of annual insurance premium for current year,
   principal and interest paid monthly until September 5, 1999.                 22,736            29,794
                                                                             ---------         ---------

                                                                                22,736           468,606

Less current portion                                                           (22,736)         (451,773)
                                                                             ---------         ---------

Long-term portion                                                            $      --         $  16,833
                                                                             =========         =========


      During 1998, the Company issued convertible notes in exchange for $1,572,736. Subsequent to the issuance of these notes, the Company issued warrants to purchase 371,609 shares of the Company's common stock at an exercise price of $2.00 per share expiring in December 2001, to certain note holders upon the conversion of all of the outstanding debt and accrued interest of $164,230 to 1,082,991 and 371,609 shares of common stock and Series B Preferred Stock respectively. The Company valued the warrants based on the Black-Scholes option pricing model. The value of the warrants in the amount of $172,000 was charged to interest expense.

 (4)  EQUITY

      Convertible Preferred Stock

      In February 1996, the Company amended its articles of incorporation and authorized the issuance of up to 5,000,000 shares of Series F Convertible Preferred Stock and warrants to purchase common stock of the Company. As a result, the Company obtained financing in the net amount of $1,445,000 in 1996 and $550,000 in 1997 of Series F Convertible Preferred Stock and warrants to purchase common stock of the Company. In 1998, Series F was renamed Series A Convertible Preferred Stock (Series A Preferred Stock).

      The price of each share of Series A Preferred Stock was $1.00 and may be converted into one share of the Company's common stock. The exercise price of the common stock warrants is $1.00 per share. The offering grants the investors the right to appoint two directors, certain registration rights, and the right of first refusal on finance offerings for a limited period of time.

      In 1998, the Company issued 2,105,000 shares of $0.01 par value Series B Convertible Preferred Stock (Series B Preferred Stock), with warrants to purchase 321,960 shares of the Company's common Stock at $2.00 per share. The Company has allocated $336,000 of the cash proceeds from the $4,210,000 of Series B Preferred Stock to warrants using the Black-Scholes option pricing model.

      The preferred stock agreements provide for the holders of preferred stock to participate in dividends declared on common and preferred stock and the right to elect one director to the Company's board of Directors. The preferred stockholders have the right to convert their shares into the Company's common stock on a 1 for 1 basis and have liquidation preference increasing over time from $7.50 to $9.30 per share after 3 years. The preferred stock has antidilution provisions and registration rights.

      During 1998, the Company issued stock options in lieu of cash to purchase approximately 550,000 shares of the Company's common stock at exercise prices ranging from $1.00 to $2.90 per share which will expire between September 2000 and December 2003, in exchange for services rendered to the Company. An expense of $727,726 was recorded as a general and administrative expense based on the fair value of the stock options issued.

      Warrants and Stock Issued With Debt

      During 1998, the Company issued debt of $1,550,000 and added conversion features to $743,216 of debt. In connection with these transactions the Company issued stock and warrants. The Company valued these equity instruments using either the underlying stock prices or the Black-Scholes option pricing model. This resulted in the Company recording interest expense of $1,947,371.

      Series B Preferred Stock

      The Company issued Series B Preferred Stock at $2.00 per share to several individuals at various times through the fourth quarter of 1998 when the market prices ranged from $3.19 to $8.44. The issued stock can be converted at any time after the date of issuance into shares of common stock on a one for one basis. As a result, the Company recorded a charge to accumulated deficit of $8,762,425 for this beneficial conversion feature.

      Stock Options

      On November 6, 1992, the Board of Directors adopted the 1992 Stock Incentive Plan. Under the plan, the Board may grant options to officers, key employees, directors and consultants. Incentive stock options may be granted at not less than 100% of the fair market value of the stock on the date the option is granted. The option price of stock not intended to qualify as incentive stock options may not be less than 85% of the fair market value on the date of grant. The maximum term of the options cannot exceed ten years. A total of 3,500,000 shares has been reserved for issuance under the plan.

      On April 29, 1998 the Board of Directors adopted the 1998 Stock Incentive Plan. Under the plan, the Board may grant options to officers, key employees, directors and consultants. Incentive stock options may be granted at not less than 100% of the fair market value of the stock on the date the option is granted. The option price of stock not intended to qualify as incentive stock options may not be less than 85% of the fair market value on the date of grant. The maximum term of the options cannot exceed ten years. A total of 4,000,000 shares have been reserved for issuance under the plan.

      The per share weighted average fair value of stock options granted during 1998 and 1997 was $1.73 and $0.17 respectively, on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: volatility of 136% and 53% respectively, expected dividend yield 0% for both years, risk free interest rate of approximately 5% and 5 1/2% respectively, and an expected life of 1.5 years for both years.

Stock option activity for 1997 and 1998 follows:


                                                        WEIGHTED
                                      NUMBER OF         AVERAGE
                                       SHARES        EXERCISE PRICE
                                    ------------     --------------
Balance on December 31, 1996         2,864,774         $   1.52
Options granted                        286,356             1.00
Options forfeited                     (500,000)            1.00
Options expired                       (112,500)            1.39
                                    ----------

Balance on December 31, 1997         2,538,630             1.85
Options granted                      4,117,101             3.01
Options exercised                     (139,501)            2.28
Options expired                       (105,719)            2.65
Options forfeited                     (121,248)            1.56
                                    ----------

Balance on December 31, 1998         6,289,263         $   2.52
                                    ==========         ========


Stock options outstanding and exercisable at December 31, 1998 from the 1992 and 1998 Plans consisted of:

                                                     Outstanding                            Exercisable
                                      -------------------------------------     ------------------------------------
                                                                  Weighted                                 Weighted
                                                        Weighted   Average                     Weighted     Average
                                        Shares          Average   Remaining        Shares      Average     Remaining
      Price                           Outstanding        Price      Life        Outstanding      Price        Life
---------------                        ---------        --------    ----        ---------        -----        ----
   $0.90-$1.50                         2,125,525        $   1.06    5.46         2,125,525        $1.06        5.46
   $2.00-$3.16                         1,248,738        $   2.59    4.64           491,367        $2.53        4.62
         $3.50                         2,513,000        $   3.50    4.51           655,150        $3.50        4.50
   $3.75-$5.75                           402,000        $   3.95    5.02           350,000        $3.75        5.02
                                       ---------                                 ---------
               Total                   6,289,263        $   2.52    4.89         3,622,042        $1.95        5.13
                                       =========        ========    ====         =========        =====        ====


Had the Company determined compensation cost based on the fair value at the grant date for its stock options consistent with SFAS 123, the Company's net loss applicable to common stockholders and net loss per share would have been increased to pro forma amounts indicated below:


                                          1998                 1997

Net loss as reported                  $15,678,845           $2,062,373

  Pro forma                           $16,960,138           $2,071,358

Net loss per share as reported            $2.35                $0.39

  Pro forma                               $2.55                $0.39

(5)   ACCRUED EXPENSES

      Accrued expenses as of December 31, 1998 and 1997 is comprised of the following:


                                1998            1997
                             --------        --------
Employee benefits            $ 64,711        $     --
Professional services         116,773          92,782
                             --------        --------
Total                        $181,484        $ 92,782
                             ========        ========


(6)  LEASE COMMITMENTS

     The Company leases its office space under a three year operating lease. Rent expense for the years ended December 31, 1998 and 1997 was $104,969 and $91,000, respectively.

     The following is a summary of future minimum lease payments for operating leases:

                           OPERATING
Years ending December 31:    LEASES
------------------------    --------
                1999        $157,632
                2000         163,518
                2001         187,368
                2002          15,614
                            --------
Total lease payments        $524,132
                            ========



(7)   INCOME TAXES

      At December 31, 1998 and 1997, the Company had net operating loss carryforwards for federal income tax purposes of approximately $13,825,805 and $7,842,000, respectively, which, are subject to annual limitations, and are available to offset future taxable income, if any, through 2018 and net operating loss carryforwards for state income tax purposes of $6,300,325 and $3,308,650, respectively, which are available to offset future taxable income through 2003.

      Of the total net operating loss carryforwards at December 31, 1998, $750,000 is associated with an equity adjustment and is not available for reducing the provision for income taxes in future periods.

      The temporary differences that give rise to deferred tax assets and liabilities at December 31, 1998 and 1997 are as follows:

                                                        1998                1997
                                                     -----------         -----------
Deferred tax assets:
   Start-up costs                                    $        --         $    85,919
   Accruals                                               10,459                  --
   Net operating loss carryforwards for
     income taxes                                      5,068,360           2,859,204
   Research and experimentation credit
     carryforward                                        137,057             105,715
   Patents                                                43,502                  --
                                                     -----------         -----------

         Total gross deferred tax assets               5,259,378           3,050,838

Less valuation allowance                              (5,247,783)         (2,997,490)
                                                     -----------         -----------

         Net deferred tax assets                          11,595              53,348
                                                     -----------         -----------

Deferred tax liabilities:
   Patent                                                     --             (45,677)
   Fixed assets                                          (11,595)             (7,671)
                                                     -----------         -----------

         Total gross deferred tax liabilities            (11,595)            (53,348)
                                                     -----------         -----------

         Net deferred tax asset liability            $         0         $         0
                                                     ===========         ===========

      The net change in the valuation allowance for the years ended December 31, 1998 and 1997 was an increase of $250,293 and an increase of $598,147, respectively. In assessing the amount of deferred tax assets to be recognized, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. It is not possible at this time to determine that the deferred tax assets are more likely to be realized than not; accordingly, a full valuation allowance has been established.

      The Tax Reform Act of 1986 imposed substantial restrictions on the utilization of net operating losses and tax credits in the event of an "ownership change," as defined by the Internal Revenue Code. All federal and state net operating loss carryforwards are subject to limitation as a result of these restrictions. If there should be a subsequent ownership change, as defined, the Company's ability to utilize its carryforwards could be reduced.

(8)   BUSINESS RISKS AND SEGMENT DISCLOSURES

      The Company's primary source of revenue is from the licensing of burst technology that generated $15,000 and $247,879 in revenue during 1998 and 1997, respectively. The Company's success is largely dependent on this product. Changes in desirability of the product in the marketplace may significantly affect the Company's future operating results.

      The Company operates in one segment and accordingly has provided only the required enterprise wide disclosure. The Company's principal customer, located in Oklahoma, accounted for substantially all of the Company's 1997 revenues. The Company recognized no foreign revenues in 1998 or 1997.

(9)   RECENTLY ISSUED ACCOUNTING STANDARDS

      In March 1998, The American Institute of Certified Public Accountants issued Statement of Position ("SOP") No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP No. 98-1 requires that certain costs related to the development or purchase if internal-use software be capitalized and amortized over the estimated useful life of the software. SOP No. 98-1 is effective for financial statements issued for fiscal years beginning after December 15, 1998. The Company does not expect the adoption of SOP No. 98-1 to have a material impact on its results of operations

      The FASB recently issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 addresses the accounting for derivative instruments, including derivative instruments embedded in other contracts. Under SFAS No. 133, entities are required to carry all derivative instruments in the balance sheet at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a certain derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship, and, if so, the reason for holding it. The Company must adopt SFAS No. 133 by January 1, 2000. The Company has determined that SFAS No. 133 will have no effect on its financial statements.

(10)  SUBSEQUENT EVENTS

      In February 1999, warrants to purchase 1,025,000 shares of the Company's common stock were exercised for $1,537,500.

      In January and February 1999, certain warrant holders exercised their right to purchase 281,250 shares of the Company's common stock in a cashless exercise. Of the 281,250 warrants exercised, 81,250 warrants were utilized to purchase 71,774 shares of common stock at an average price of $1.23. The remaining 200,000 warrants exercised were utilized to purchase 180,488 shares of common stock at an exercise price of $1.00.

(11)  LEGAL SETTLEMENT

      In October of 1996, the Company entered into a settlement agreement with certain investors in connection with the Company's Series F convertible stock financing pursuant to a consulting agreement. The settlement required the Company to pay $110,000. In October 1997 the amounts outstanding were consolidated into one convertible promissory note maturing on March 31, 1999. Monthly payments of principal and interest were made on this note through November 1998, at which time the remaining balance of $24,333 was converted into common stock.