Form 10-Q
period 1999-03-31
INSTANT VIDEO TECHNOLOGIES INC
filed 1999-05-17
CIK 865753

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended MARCH 31, 1999

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

                                 [X] YES [ ] NO

There were 9,225,527 shares of the Issuer's $.00001 par value common stock outstanding as of May 12, 1999

                        INSTANT VIDEO TECHNOLOGIES, INC.

                                    FORM 10-Q

                                 MARCH 31, 1999



                                            TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION..................................................................3

   ITEM 1.  FINANCIAL STATEMENTS................................................................3
   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
            OPERATIONS..........................................................................8
   ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..........................9

PART II - OTHER INFORMATION....................................................................10

   ITEM 1.  LEGAL PROCEEDINGS..................................................................10
   ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS..........................................10
   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES....................................................10
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................................10
   ITEM 5.  OTHER INFORMATION..................................................................10
   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...................................................11

SIGNATURES.....................................................................................12

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                        INSTANT VIDEO TECHNOLOGIES, INC.

                      Condensed Consolidated Balance Sheets

                      March 31, 1999 and December 31, 1998



                             ASSETS
                                                                        MARCH 31,           DECEMBER 31,
                                                                           1999                  1998
                                                                       ------------          ------------

Current assets:
   Cash and cash equivalents                                           $  2,655,311          $  2,212,141
   Prepaid expenses and other current assets                                148,695                26,053
   Receivable - Series B Convertible Preferred Stock                             --               810,000
                                                                       ------------          ------------

         Total current assets                                             2,804,006             3,048,194
                                                                       ------------          ------------

Property and equipment, net                                                 383,728               184,616

Other assets                                                                 16,812                16,812
                                                                       ------------          ------------

         Total assets                                                  $  3,204,546          $  3,249,622
                                                                       ============          ============



              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable                                                       $     14,801          $     22,736
   Accounts payable                                                         643,308               252,044
   Accrued expenses                                                          57,577               181,484
                                                                       ------------          ------------
         Total current liabilities                                          715,686               456,264
                                                                       ------------          ------------

Stockholders' equity:
   Preferred stock, $.00001 par value, 20,000,000 shares
     authorized:
     Series A, 2,025,000 shares issued and outstanding in 1999
       and 1998, respectively                                                    20                    20
     Series B, 2,476,609 shares issued and outstanding in 1999
       and 1998, respectively                                                    25                    25
   Common stock, $.00001 par value, 100,000,000 shares
     authorized; 9,218,727 and 7,940,966 shares issued and
     outstanding in 1999 and 1998, respectively                                  92                    79
   Additional paid-in capital                                            28,519,387            27,251,399
   Accumulated deficit                                                  (26,030,664)          (24,458,165)
                                                                       ------------          ------------

         Total stockholders' equity                                       2,488,860             2,793,358
                                                                       ------------          ------------

         Total liabilities and stockholders' equity                    $  3,204,546          $  3,249,622
                                                                       ============          ============


See accompanying notes to condensed consolidated financial statements.

                        INSTANT VIDEO TECHNOLOGIES, INC.

                 Condensed Consolidated Statements of Operations

               For the Three Months Ended March 31, 1999 and 1998

                                                        1999                  1998
                                                    ------------          ------------
Costs and expenses:
   Research and development                         $    460,902          $    130,521
   Sales and marketing                                   448,818                45,055
   General and administrative                            669,401               304,893
                                                    ------------          ------------

         Total costs and expenses                      1,579,121               480,469
                                                    ------------          ------------

         Loss from operations                         (1,579,121)             (480,469)
                                                    ------------          ------------

Other income (expense):
   Interest expense                                         (365)             (155,867)
   Other, net                                              6,987                    --
                                                    ------------          ------------

         Total other income net                            6,622              (155,867)
                                                    ------------          ------------

         Net loss                                     (1,572,499)             (636,336)

Accumulated deficit, beginning of the year           (24,458,165)           (8,779,320)
                                                    ------------          ------------

Accumulated deficit, end of quarter                 $(26,030,664)         $ (9,415,656)
                                                    ============          ============

Basic and diluted net loss per common share         $      (0.18)         $      (0.11)
                                                    ============          ============

Shares used in per share computation                   8,532,685             5,791,465
                                                    ============          ============


See accompanying notes to condensed consolidated financial statements

                        INSTANT VIDEO TECHNOLOGIES, INC.

                 Condensed Consolidated Statements of Cash Flows

               For the Three Months Ended March 31, 1999 and 1998


                                                                              1999                 1998
                                                                         -----------          -----------
Cash flows from operating activities:
   Net loss                                                              $(1,572,499)         $  (636,336)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
       Depreciation and amortization                                          28,887                9,674
       Warrant expense issued with debt                                           --               77,500
       Interest expense issued with debt                                          --               65,000
       Stock option compensation                                              30,501              156,850
   Changes in operating assets and liabilities:
       (Increase) decrease in prepaid expenses and other current            (122,642)              10,098
        assets
       Decrease in receivable - Series B Convertible Preferred               810,000                   --
       Stock
       Increase in accounts payable                                          391,264               39,184
       Increase (decrease) in accrued expenses                              (123,907)              19,112
       (Decrease) in accrued interest                                             --              (29,349)
                                                                         -----------          -----------

             Net cash used in operating activities                          (558,396)            (288,267)
                                                                         -----------          -----------

Cash flows from investing activities:
   Purchases of property and equipment, net                                 (227,999)             (21,625)
                                                                         -----------          -----------

             Net cash used in investing activities                          (227,999)             (21,625)
                                                                         -----------          -----------

Cash flows from financing activities:
   Proceeds from sale of common stock                                             --              300,000
   Proceeds from debt                                                             --            1,059,519
   Exercise of warrants for common stock                                   1,237,500                   --
   Repayment of debt                                                          (7,935)            (537,243)
                                                                         -----------          -----------

             Net cash provided by financing activities                     1,229,565              822,276
                                                                         -----------          -----------

Increase in cash and cash equivalents                                        443,170              512,384

Cash and cash equivalents, beginning of year                               2,212,141               20,551
                                                                         -----------          -----------

Cash and cash equivalents, end of quarter                                $ 2,655,311          $   532,935
                                                                         ===========          ===========


See accompanying notes to condensed consolidated financial statements

                        INSTANT VIDEO TECHNOLOGIES, INC.

           Condensed Consolidated Statements of Cash Flows, Continued

               For the Three Months Ended March 31, 1999 and 1998



                                                                                                     1999           1998
                                                                                         ----------------         ------

Supplemental disclosure of cash flow information:

   Cash paid for interest                                                                $            365         15,868
                                                                                         ================         ======


Supplemental schedule of non-cash financing activities:

   In a series of cashless exercises, a financial institution exercised 250,000 warrants to purchase 226,140 shares of the Company's common stock at $1.00 per share during 1999. This same institution also exercised 31,250 warrants to purchase 26,122 shares of the Company's common stock at $1.60 per share

   During 1999, a contractor received 499 shares for services resulting in $4,054 compensation expense to the Company

   During 1999, and 1998, the Company granted stock options to various consultants and employees, which resulted in compensation expense of $26,447 and $156,850 respectively

   During 1999, a holder of the Company's Series A (formerly Series F) convertible Preferred Stock, exercised a warrant issued with that stock to purchase 200,000 shares of the Company's common stock at $1.50 per share
     The $300,000 subscription receivable associated with that exercise has been deducted from additional paid-in capital

See accompanying notes to condensed consolidated financial statements.

                        INSTANT VIDEO TECHNOLOGIES, INC.

              Notes to Condensed Consolidated Financial Statements


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

      INTERIM FINANCIAL INFORMATION

      The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. In the Company's opinion, the financial statements include all adjustments, consisting of normal recurring adjustments, which the Company considers necessary to fairly state the Company's financial position and the results of operations and cash flows. The balance sheet at December 31, 1998, has been derived from the audited financial statements at that date but does not include all of the necessary informational disclosures and footnotes as required by generally accepted accounting principles. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included with the Company's 1998 annual report on Form 10-KSB and other documents filed with the Securities and Exchange Commission. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for any other interim period or for a full fiscal year.

(2)   NET LOSS PER SHARE

      Basic and diluted net loss per share is computed using the weighted average number of common shares outstanding. Because their effects would be anti-dilutive, stock options to acquire 4,421,543 shares and warrants to acquire 569,297 shares of common stock at a weighted average exercise price of $2.55 and $1.62, respectively, have been excluded from the computation of diluted earnings per share for the quarter ended March 31, 1999. In 1998, anti-dilutive stock options to acquire 513 shares of common stock with a weighted average exercise price of $.90 have been excluded from the computation of diluted earnings per share for the quarter.

(3)   COMPREHENSIVE INCOME

      The Company has no component of comprehensive income other than its reported amounts of net loss applicable to holders of common stock.

(4)   SEGMENT DISCLOSURES

      We have adopted the provisions of Statement of Financial Accounting Standards No. 131, "Disclosures about segments of an enterprise and related information". The Company operates in one segment and accordingly has provided only the required enterprise wide disclosure.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

The Company's prospects must be considered and evaluated in light of the risks, operating and capital expenditures required, and uncertainty of economic conditions that may impact its customers. Emerging companies are characterized by a high degree of market and financial risk and investors should take this into account in their evaluation of financial results and future prospects. To achieve and sustain profitability, the Company must successfully launch, market, and establish its software products, successfully develop new products and services, meet the demands of its customers, respond quickly to changes in its markets, attract and retain qualified employees, and control expenses and cash usage.

The Company believes that period-to-period comparisons of its operating results, including its revenues, cost of sales, gross margins, expenses, and capital expenditures may not necessarily provide meaningful results and should not be relied upon as indications of future performance. The Company does not believe that its historical growth rates are indicative of future growth or trends.

The Company has incurred significant losses since its inception, and as of March 31, 1999, it had an accumulated deficit of $26,030,664. There can be no assurance that the Company will achieve or sustain profitability and the Company believes that it will continue to incur net losses in 1999.

Results of Operations

        The Company had no revenue nor cost of revenue for the three months ended March 31, 1999 and 1998. The Company recently completed commercial release of its Burstware(R) suite of products but has not yet begun shipping its products to customers.

        Costs and expenses during the three months ended March 31, 1999, totaled $1,579,121 as compared to $480,469 during the three months ended March 31, 1998. The $1,098,652 increase was due to a $330,381, or 253% increase in Research & Development expenditures, a $403,763 or 896% increase in Sales & Marketing, as well as a $364,508, or 120% increase in General and Administrative Expense. The increased costs were primarily related to increased personnel, as well as a targeted advertising campaign.

        The Company had a net loss from operations of $1,579,121 during the three months ended March 31, 1999, as compared to $480,469, a 229% increase over the same three months in 1998. The increased loss resulted from the increased expenditures discussed above. Other income, net was $6,622, as compared to $155,867 net expense for the three months ended March 31, 1999 and 1998, respectively. This $162,489 decrease was principally due to the $155,502 decrease in interest expense associated with debt converted to equity or that was retired during the first quarter of 1998.

Liquidity and Capital Resources

        As of March 31, 1999, the Company had working capital of $2,088,320 as compared to $2,591,930 at December 31, 1998. This $503,610 decrease was due to a $244,188 reduction in current assets, an increase in current liabilities of $259,422, and the Company's net loss for the quarter, partially offset by the $1,237,500 proceeds from the exercise of warrants to purchase the Company's common stock.

        Net cash used in operating activities totaled $558,396 during the three months ended March 31, 1999, as compared to net cash used in operating activities of $228,267 during the three months ended March 31, 1998.

        Net cash used in investing activities during the three month period ended March 31, 1999 totaled $227,999 as compared to $21,625 during the three month period ended March 31, 1998.

        Cash flow provided by financing activities during the three month period ended March 31, 1999 totaled $1,229,565 as compared to $822,276 during the same period in 1998. This increase was primarily as a result of $1,237,500 proceeds from the exercise of warrants to purchase common stock associated with the Company's Class A Preferred Stock, and the collection of an $810,000 receivable related to a sale of the Company's Class B Convertible Preferred Stock.

        The Company retired no debt in 1999, while it retired $537,243 during the three months ended March 31, 1998.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

        Not Applicable

                                 PART II - OTHER INFORMATION

Item 1. Legal Proceedings

        No change from legal proceedings reported in the Company's December 31, 1998 Form 10KSB.

Item 2. Changes in Securities.

Since January 1, 1999, the Company has sold unregistered securities as follows:

        During the three months ended March 31, 1999, the holders of the Company's Series A (formerly Series F) convertible Preferred Stock exercised warrants issued with that stock to purchase 1,025,000 shares of the Company's common stock at $1.50 per share, resulting in cash proceeds of $1,237,500 and a $300,000 stock subscription receivable to the Company.

        In a series of cashless exercises, a financial institution exercised 250,000 warrants to purchase 226,140 shares of the Company's common stock at $1.00 per share. This same institution also exercised 31,250 warrants to purchase 26,122 shares of the Company's common stock at $1.60 per share.

        Two employees received options to purchase 9,621 shares of common stock at prices of $2.19 and $2.91 per share in exchange for services rendered, resulting in compensation expense of $26,448 to the Company.

        A contractor received 499 shares of common stock for services resulting in $4,054 of compensation expense to the Company.

Item 3. Defaults upon Senior Securities

        None

Item 4. Submission of Matters to a Vote of Security Holders

        None

Item 5. Other Information

        On April 14, 1999, the Company's stockholders adopted the 1998 and 1999 stock option plans by written consent. Additionally, the stockholders voted to increase the aggregate number of shares issuable under the 1992, 1998 and 1999 plans.

        Effective April 15, 1999, Eric Hall resigned as Interim Chief Financial Officer. On May 11, 1999, the Company's Board of Directors appointed Charles Swan as Interim Chief Financial Officer. The Company is searching for a permanent Chief Financial Officer.

Item 6. Exhibits and Reports on Form 8-K.

        (a) Exhibits.

Exhibit               Description                     Location                  Sequential
No.                   -----------                     --------                   Page No
---                                                                             -------
27                Financial Data Schedule             Attached


        (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended March 31, 1999.

                                   SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               INSTANT VIDEO TECHNOLOGIES, INC.



Date:  May 14, 1999            By:  /s/ Richard Lang
                                  -----------------------------------
                                      Richard Lang, Chairman,
                                      Chief Executive Officer and President

                               By: /s/ Charles Swan
                                  -----------------------------------
                                      Chief Financial Officer

                               INDEX TO EXHIBITS

Exhibit
Number                          Description
------                          -----------
27                        Financial Data Schedule