Form 10-Q
period 1999-06-30
INSTANT VIDEO TECHNOLOGIES INC
filed 1999-08-10
CIK 865753

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended JUNE 30, 1999

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

                                [X] YES   [ ] NO

There were 9,230,527 shares of the Issuer's $.00001 par value common stock outstanding as of August 6, 1999

                        INSTANT VIDEO TECHNOLOGIES, INC.

                                    FORM 10-Q

                                  June 30, 1999

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION.............................................................................3

    ITEM 1. FINANCIAL STATEMENTS...........................................................................3
    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..........8
    ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....................................12

PART II - OTHER INFORMATION...............................................................................13

    ITEM 1. LEGAL PROCEEDINGS.............................................................................13
    ITEM 2. CHANGES IN SECURITIES.........................................................................13
    ITEM 3. DEFAULTS UPON SENIOR SECURITIES...............................................................13
    ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........................................14
    ITEM 5. OTHER INFORMATION.............................................................................14
    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K..............................................................14

SIGNATURES................................................................................................15

INDEX TO EXHIBITS.........................................................................................16

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                        INSTANT VIDEO TECHNOLOGIES, INC.

                      Condensed Consolidated Balance Sheets

                       June 30, 1999 and December 31, 1998

                                     ASSETS

                                                                       JUNE 30,           DECEMBER 31,
                                                                         1999                1998
                                                                     ------------         ------------
Current assets:
    Cash and cash equivalents                                        $    484,483         $  2,212,141
    Accounts receivable                                                    50,000                   --
    Prepaid expenses and other current assets                              56,327               26,053
    Receivable - Series B Convertible Preferred Stock                          --              810,000
                                                                     ------------         ------------
Total current assets                                                      590,810            3,048,194

Property and equipment, net                                               531,273              184,616

Other assets                                                               17,337               16,812
                                                                     ------------         ------------
Total assets                                                         $  1,139,420         $  3,249,622
                                                                     ============         ============

                                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Notes payable                                                    $         --         $     22,736
    Accounts payable                                                      601,558              252,044
    Accrued expenses                                                      129,017              181,484
    Deferred revenue                                                       50,000                   --
                                                                     ------------         ------------
Total current liabilities                                                 780,575              456,264

Stockholders' equity:

    Preferred stock, $.00001 par value, 20,000,000 shares authorized:

    Series A, 2,020,000 and 2,025,000 shares issued and
        outstanding in 1999 and 1998, respectively                             20                   20
    Series B, 2,476,609 shares issued and outstanding in 1999
        and 1998                                                               25                   25
    Common stock, $.00001 par value, 100,000,000 shares
        authorized; 9,230,527 and 7,940,966 shares issued and
        outstanding in 1999 and 1998, respectively                             92                   79
Additional paid-in capital                                             28,986,275           27,251,399
Accumulated deficit                                                   (28,627,567)         (24,458,165)
                                                                     ------------         ------------

Total stockholders' equity                                                358,845            2,793,358
                                                                     ------------         ------------

Total liabilities and stockholders' equity                           $  1,139,420         $  3,249,622
                                                                     ============         ============



See accompanying notes to condensed consolidated financial statements.

                        INSTANT VIDEO TECHNOLOGIES, INC.

                 Condensed Consolidated Statements of Operations


                                                      THREE MONTHS ENDED JUNE 30,                SIX MONTHS ENDED JUNE 30,
                                                   ---------------------------------         ---------------------------------
                                                       1999                 1998                 1999                 1998
                                                   ------------         ------------         ------------         ------------
Revenue                                            $         --         $     15,000         $         --         $     15,000

Costs and expenses:
   Research and development                             467,656              161,648              928,558              249,958
   Sales and marketing                                1,118,909              128,085            1,567,727              173,140
   General and administrative                         1,034,691              537,773            1,704,092              886,878
                                                   ------------         ------------         ------------         ------------

         Total costs and expenses                     2,621,256              827,506            4,200,377            1,309,976
                                                   ------------         ------------         ------------         ------------

         Loss from operations                        (2,621,256)            (812,506)          (4,200,377)          (1,294,976)

Other income (expense):
   Interest expense                                      (1,395)            (417,181)              (1,760)            (417,296)
   Other, net                                            25,748                   --               32,735             (153,750)
                                                   ------------         ------------         ------------         ------------

         Total other income (expense), net               24,353             (417,181)              30,975             (571,047)
                                                   ------------         ------------         ------------         ------------

         Net loss                                    (2,596,903)          (1,229,687)          (4,169,402)          (1,866,023)

Accumulated deficit, beginning of period            (26,030,664)          (9,415,656)         (24,458,165)          (8,779,320)
                                                   ------------         ------------         ------------         ------------

Accumulated deficit, end of period                 $(28,627,567)        $(10,645,343)        $(28,627,567)        $(10,645,343)
                                                   ============         ============         ============         ============

Basic and diluted net loss per common share        $      (0.28)        $      (0.21)        $      (0.47)        $      (0.32)
                                                   ============         ============         ============         ============

Shares used in per share computation                  9,229,705            5,813,142            8,884,253            5,813,142
                                                   ============         ============         ============         ============



     See accompanying notes to condensed consolidated financial statements

                        INSTANT VIDEO TECHNOLOGIES, INC.

                 Condensed Consolidated Statements of Cash Flows

                 For the Six Months Ended June 30, 1999 and 1998

                                                                                1999                1998
                                                                             -----------         -----------
Cash flows from operating activities:
   Net loss                                                                  $(4,169,402)        $(1,866,023)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization                                                74,529              21,457
     Amortization of notes payable discount                                           --             415,484
     Interest expense issued with debt                                                --             137,500
     Stock option compensation                                                   191,089             297,708
  Changes in operating assets and liabilities:
     Increase in accounts receivable                                             (50,000)                 --
     (Increase) decrease in prepaid expenses and other current assets            (30,274)             10,350
     Decrease in receivable - Series B Convertible Preferred Stock               810,000                  --
     (Increase) decrease in other assets                                            (525)                757
     Increase in accounts payable                                                349,514             194,137
     (Decrease) increase in accrued expenses                                     (52,467)              9,464
     Decrease in accrued interest                                                     --             (16,437)
     Increase in deferred revenue                                                 50,000                  --
                                                                             -----------         -----------

             Net cash used in operating activities                            (2,827,536)           (795,603)

Cash flows from investing activities:
  Purchases of property and equipment, net                                      (421,186)            (40,938)
                                                                             -----------         -----------

             Net cash used in investing activities                              (421,186)            (40,938)

Cash flows from financing activities:
  Proceeds from sale of common stock                                                  --             310,000
  Exercise of stock options                                                        6,300                  --
  Proceeds from debt                                                                  --           1,175,000
  Exercise of warrants for common stock                                        1,537,500                  --
  Repayment of debt                                                              (22,736)           (561,073)
                                                                             -----------         -----------

             Net cash provided by financing activities                         1,521,064             923,927
                                                                             -----------         -----------

(Decrease) increase in cash and cash equivalents                              (1,727,658)             87,386

Cash and cash equivalents, beginning of period                                 2,212,141              20,551
                                                                             -----------         -----------

Cash and cash equivalents, end of period                                     $   484,483         $   107,937
                                                                             ===========         ===========



     See accompanying notes to condensed consolidated financial statements

                        INSTANT VIDEO TECHNOLOGIES, INC.

                 For the Six Months Ended June 30, 1999 and 1998

                                                                                      1999            1998
                                                                                     -----          ------
Supplemental disclosure of cash flow information:

   Cash paid for interest                                                            $ 913          31,894
                                                                                     =====          ======

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

During 1999, and 1998, the Company granted stock options to various consultants and employees, which resulted in compensation expense of $26,447 and $156,850 respectively

During 1999, 5,000 shares of Series A convertible Preferred Stock was converted to 5,000 shares of common stock

During 1999, a vendor was granted options to purchase
   36,000 shares of common stock resulting in stock option compensation expense of $160,588



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

        INTERIM FINANCIAL INFORMATION

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. In the Company's opinion, the financial statements include all adjustments, consisting of normal recurring adjustments, which the Company considers necessary to fairly state the Company's financial position and the results of operations and cash flows. The balance sheet at December 31, 1998, has been derived from the audited financial statements at that date but does not include all of the necessary informational disclosures and footnotes as required by generally accepted accounting principles. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included with the Company's 1998 annual report on Form 10-KSB and other documents filed with the Securities and Exchange Commission. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for any other interim period or for a full fiscal year.

(2)     NET LOSS PER SHARE

        Basic and diluted net loss per share is computed using the weighted average number of common shares outstanding. Because their effects would be anti-dilutive, stock options to acquire 4,262,083 and 4,351,616 shares at weighted average prices of $2.62 and $2.64 respectively, and warrants to acquire 703,263 and 710,765 shares of common stock at a weighted average exercise price of $1.60 for each period, respectively have been excluded from the computation of diluted earnings per share for the three and six month periods ended June 30, 1999.

(3)     COMPREHENSIVE INCOME

        The Company has no component of comprehensive income other than its reported amounts of net loss applicable to holders of common stock.

(4)     SEGMENT DISCLOSURES

        The Company has adopted the provisions of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information". The Company operates in one segment.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

               SPECIAL NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Certain information in this Report includes forward-looking statements within the meaning of applicable securities laws that involve substantial risks and uncertainties including, but not limited to, market acceptance of the Company's products and new technologies, the sufficiency of financial resources available to the Company, economic, competitive, governmental and technological factors affecting the Company's operations, markets, services, and prices, and other factors described in this Report and in prior filings with the Securities and Exchange Commission. The Company's actual results could differ materially from those suggested or implied by any forward-looking statements as a result of such risks. The Company's headquarters is located in San Francisco, California, with offices in several domestic metropolitan areas. The Company expects to continue to increase its sales offices in 1999 with additional locations in the United States and Europe.

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

The Company has incurred significant losses since its inception, and as of June 30, 1999, it had an accumulated deficit of $28,627,567. There can be no assurance that the Company will achieve or sustain profitability and the Company believes that it will continue to incur net losses in 1999.

Results of Operations

Six month periods ended June 30, 1999 vs. 1998

        The Company had no revenue nor cost of revenue for the six months ended June 30, 1999 compared with $15,000 revenue for the same period in 1998. The Company released the commercial version of its Burstware(R) suite of products this year, and has shipped evaluation copies to potential customers.

        During the six months ended June 30, 1999 expenses increased to $4,200,377 as compared to $1,309,976 during the six months ended June 30, 1998. This $2,890,401 increase was a result of an overall expansion in business activity, including growth in the research and development, sales and marketing departments.

        The $678,600, or 271% increase in Research & Development expenditures, resulted from the ramp-up in preparation for the commercial release of the product. The Quality Assurance and Release Management Department was established to support subsequent releases. Personnel were added to complete documentation of the product releases. Major development activities began in the areas of player scripting, incorporation of a database for replication, and various other features to be included in subsequent releases.

        The $1,394,587 or 805% increase in Sales & Marketing was primarily a result of the commercial release of the Company's Burstware(R) product suite. The Company has initiated a targeted marketing campaign including print, radio and billboard advertising, public relations, collateral development, as well as presence at major trade shows. The Company believes that these media will allow the Company to reach specific vertical markets cost-effectively, to support the efforts of the direct sales force, and to generate publicity for the Company as a whole.

        The program's objectives are to build brand awareness, facilitate name recognition, educate the market, generate sales leads and develop relationships with technology partners, systems integrators and resellers. These expenditures will continue as part of an overall plan to build upon and expand the brand awareness the Company has created in the marketplace.

        Sales expenditures have increased as a result of the expansion of the Company's sales force in conjunction with the launch of the Burstware suite of products. The company currently has sales offices in Southern California, Virginia, Colorado, Michigan, New York and Florida. The Company has also partnered with The EMS Group to develop sales and marketing channels in Europe.

        The Company incurred a $817,214, or 92% increase in General and Administrative Expense which resulted from additional personnel and space to support the increased research, development, sales and marketing activities.

        The Company had a net loss from operations of $4,200,377 during the six months ended June 30, 1999, as compared to $1,294,976, a 224% increase over the same six months in 1998. The increased loss resulted from the increased expenditures discussed above. Other income (expenses), net was $30,975, as compared to $571,047 net expense for the six months ended June 30, 1999 and 1998, respectively. This $602,022 increase was principally due to the decrease in interest expense associated with debt converted to equity or that was retired during 1998.

Quarters ended June 30, 1999 vs. 1998

        The Company had no revenue nor cost of revenue for the three months ended June 30, 1999 compared with $15,000 revenue for the same period in 1998. The Company released the commercial version of its Burstware(R) suite of products this year, and has shipped evaluation copies to potential customers.

        Costs and expenses during the three months ended June 30, 1999, totaled $2,621,256 as compared to $827,506 during the three months ended June 30, 1998. The increased costs were primarily related to increased personnel, as well as a targeted advertising campaign. The $1,793,750 increase was due to a $306,008, or 189% increase in Research & Development expenditures, a $990,824 or 774% increase in Sales & Marketing, as well as a $496,918, or 92% increase in General and Administrative Expense.

        The Company had a net loss from operations of $2,621,256 during the three months ended June 30, 1999, as compared to $812,506, a 223% increase over the same three months in 1998. The increased loss resulted from the increased expenditures discussed above. Net other income (expense) was $24,353, as compared to $417,181 net expense for the three months ended June 30, 1999 and 1998, respectively. This $441,534 decrease was principally due to the decrease in interest expense associated with debt converted to equity or that was retired during 1998.

Changes in Financial Condition

        As of June 30, 1999, the Company had a working capital deficiency of $189,765 as compared to working capital of $2,591,930 at December 31, 1998. This $2,781,695 decrease was due to a $2,457,384 reduction in current assets, an increase in current liabilities of $324,311. These uses of current assets were partially offset by the $1,537,500 proceeds from the exercise of warrants to purchase the Company's common stock and the $810,000 collection of a receivable relating to the exercise of warrants related to Series B Preferred Stock.

        Net cash used in operating activities totaled $2,827,536 during the six months ended June 30, 1999, as compared to net cash used in operating activities of $795,603 during the six months ended June 30, 1998.

        Net cash used in investing activities during the six month period ended June 30, 1999 totaled $421,186 as compared to $40,938 during the six month period ended June 30, 1998.

        Cash flow provided by financing activities during the six month period ended June 30, 1999 totaled $1,521,064 as compared to $923,927 during the same period in 1998. This increase was primarily as a result of $1,537,500 proceeds from the exercise of warrants to purchase common stock associated with the Company's Class A Preferred Stock.

        The Company retired a $22,736 note during the six months ended June 30, 1999, while it retired $561,073 in debt during the six months ended June 30, 1998.

        Subsequent to June 30, 1999, the Company received $2,520,000 in exchange for notes payable convertible to the Company's common stock. These notes are due on or before December 31, 1999, but are expected to be converted to common stock prior to that maturity date.

Liquidity

IVT received a "going concern" opinion from its independent auditors in 1998. Although the Company has been successful in its fundraising efforts to meet prior operating requirements, there can be no guarantee that the Company will be successful in future fundraising efforts. At the time of this report IVT had insufficient cash reserves and receivables necessary to meet forecast operating requirements for the next twelve to eighteen months. In the event the Company were to be unsuccessful in its fundraising it would be required to significantly reduce cash outflows through the reduction of marketing and sales, development, capital, and administrative expenditures resulting in decreased potential revenue and potential profitability.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company's exposure to market risk is minimal as the Company has no investments in the market.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

        No change from legal proceedings reported in the Company's December 31, 1998 Form 10KSB.

Item 2. Changes in Securities.

        Since January 1, 1999, the Company has sold unregistered securities as follows:

        During the six months ended June 30, 1999, the holders of the Company's Series A (formerly Series F) Convertible Preferred Stock exercised warrants issued with that stock to purchase 1,025,000 shares of the Company's common stock at $1.50 per share, resulting in cash proceeds of $1,537,500.

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

        A vendor received options to purchase 36,000 shares of common stock at $9.72 per share in exchange for services, resulting in compensation expense of $160,588 to the Company.

        Options to purchase 6,800 shares of the Company's common stock were exercised by employees at an average price of $0.93 per share, resulting in $6,300 proceeds to the Company.

        A holder of Series A, (formerly Series F) Convertible Preferred Stock converted 5,000 shares of that stock into 5,000 shares of common stock.

Item 3. Defaults upon Senior Securities

        None

Item 4. Submission of Matters to a Vote of Security Holders

        On April 14, 1999, the Company's stockholders adopted the 1998 and 1999 stock option plans by written consent. Additionally, the stockholders voted to increase the aggregate number of shares issuable under the 1992, 1998 and 1999 plans.

Item 5. Other Information

        Effective April 15, 1999, Eric Hall resigned as Interim Chief Financial Officer. On May 11, 1999, the Company's Board of Directors appointed Charles Swan as Interim Chief Financial Officer. The Company is searching for a permanent Chief Financial Officer.

        Acquisition of Time Shift TV - See Exhibit 29

        Subsequent to June 30, 1999, the Company has received $2,520,000 in exchange for notes payable convertible into the Company's common stock.

Item 6. Exhibits and Reports on Form 8-K.

(a)     Exhibits.

EXHIBIT
   NO.                       DESCRIPTION                    LOCATION                  PAGE NO
-------                      -----------                    --------                  -------
   27       Financial Data Schedule                         Attached

   99       Press release relating to the acquisition       Attached
            of Time Shift TV

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended June 30, 1999.

                                   SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        INSTANT VIDEO TECHNOLOGIES, INC.

Date: August 6, 1999                    By: /s/ Richard Lang
                                           -------------------------------------
                                           Richard Lang, Chairman,
                                           Chief Executive Officer and President

                                        By: /s/ Charles Swan
                                           -------------------------------------
                                           Chief Financial Officer

                                INDEX TO EXHIBITS

EXHIBIT
   NO.                       DESCRIPTION
-------                      -----------
   27       Financial Data Schedule

   99 Press release relating to the acquisition of Time Shift TV