Form 10-Q
period 1999-09-30
INSTANT VIDEO TECHNOLOGIES INC
filed 1999-11-22
CIK 865753

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934.

                For the quarterly period ended September 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

         For the transition period from       ,  19    to       , 19   .
                                        -------    ---    ------    ---
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

[X] YES    [ ] NO

There were 9,435,527 shares of the Issuer's $.00001 par value common stock outstanding as of November 19, 1999

                        INSTANT VIDEO TECHNOLOGIES, INC.



                                    FORM 10-Q


                               September 30, 1999


                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION..........................................................................3
---------------------------------------------------------------------------------------------------------

   ITEM 1. FINANCIAL STATEMENTS.........................................................................3
   ------------------------------------------------------------------------------------------------------
   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS........9
   ------------------------------------------------------------------------------------------------------
   ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..................................13
   ------------------------------------------------------------------------------------------------------

PART II - OTHER INFORMATION............................................................................14
---------------------------------------------------------------------------------------------------------

   ITEM 1.     LEGAL PROCEEDINGS.......................................................................14
   ------------------------------------------------------------------------------------------------------
   ITEM 2.     CHANGES IN SECURITIES...................................................................14
   ------------------------------------------------------------------------------------------------------
   ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.........................................................15
   ------------------------------------------------------------------------------------------------------
   ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....................................15
   ------------------------------------------------------------------------------------------------------
   ITEM 5.     OTHER INFORMATION.......................................................................15
   ------------------------------------------------------------------------------------------------------
   ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K........................................................15
   ------------------------------------------------------------------------------------------------------

SIGNATURES.............................................................................................16
---------------------------------------------------------------------------------------------------------

INDEX TO EXHIBITS......................................................................................17
---------------------------------------------------------------------------------------------------------


                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                        INSTANT VIDEO TECHNOLOGIES, INC.


                      Condensed Consolidated Balance Sheets

                    September 30, 1999 and December 31, 1998

                       ASSETS
                                                          SEPTEMBER 30,         DECEMBER 31,
                                                               1999                 1998
                                                           ----------            ----------
Current assets:
  Cash and cash equivalents                                $  648,394            $2,212,141
  Prepaid expenses and other current assets                    23,977                26,053
  Receivable - Series B Convertible Preferred Stock              --                 810,000
                                                           ----------            ----------

Total current assets                                          672,371             3,048,194

Property and equipment, net                                   607,013               184,616

Other assets                                                   35,352                16,812
                                                           ----------            ----------

Total assets                                               $1,314,736            $3,249,622
                                                           ==========            ==========



   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
  Notes payable                                            $2,970,000            $   22,736
  Accounts payable                                            475,201               252,044
  Accrued expenses                                            213,412               181,484
  Accrued interest                                             41,588                   --
  Deferred revenue                                             51,000                   --
                                                           ----------            ----------
Total current liabilities                                   3,751,201               456,264
Stockholders' equity:
Preferred stock, $.00001 par value, 20,000,000
 shares authorized:
Series A, 2,020,000 and 2,025,000 shares issued
 and outstanding in 1999 and 1998,  respectively                   20                    20
Series B, 2,476,609 shares issued and
 outstanding in 1999 and 1998                                      25                    25
Common stock, $.00001 par value, 100,000,000
 shares authorized; 9,435,527 and 7,940,966
 shares issued and outstanding in 1999 and 1998,
 respectively                                                      94                    79
Additional paid-in capital                                 31,119,853            27,251,399
Accumulated deficit                                       (33,556,457)          (24,458,165)
                                                         ------------          ------------
Total stockholders' equity (deficiency)                    (2,436,465)            2,793,358
                                                         ------------          ------------
Total liabilities and stockholders' equity (deficiency)  $  1,314,736          $  3,249,622
                                                         ============          ============

See accompanying notes to condensed consolidated financial statements.

                                                  INSTANT VIDEO TECHNOLOGIES, INC.


                                           Condensed Consolidated Statements of Operations

                                                        Three months ended September 30,         Nine Months ended September 30,
                                                        --------------------------------        --------------------------------
                                                             1999               1998                1999                1998
                                                        ------------        ------------        ------------        ------------
Revenue                                                 $       --          $       --          $       --               $15,000

Costs and expenses:
   Research and development                                2,156,982             196,535           3,085,540             446,493
   Sales and marketing                                     1,213,867             208,766           2,781,692             381,906
   General and administrative                                719,769             419,431           2,412,088           1,305,509
                                                        ------------        ------------        ------------        ------------

         Total costs and expenses                          4,090,618             824,732           8,279,320           2,133,908
                                                        ------------        ------------        ------------        ------------

         Loss from operations                             (4,090,618)           (824,732)         (8,279,320)         (2,118,908)

Other expense:
   Interest, net                                            (828,239)           (582,352)           (795,272)         (1,153,399)
   Other expense                                             (10,033)               --               (22,100)               --
                                                        ------------        ------------        ------------        ------------

         Total other expense, net                           (838,272)           (582,352)           (817,372)         (1,153,399)
                                                        ------------        ------------        ------------        ------------

         Loss before income taxes                         (4,928,890)         (1,407,084)         (9,096,692)         (3,272,307)
                                                        ------------        ------------        ------------        ------------

Income taxes                                                    --                  --                (1,600)               (800)
                                                        ------------        ------------        ------------        ------------

         Net loss                                       $ (4,928,890)       $ (1,407,084)       $ (9,098,292)       $ (3,273,107)
                                                        ============        ============        ============        ============

Accumulated deficit, beginning of period                 (28,627,567)        (10,645,343)        (24,458,165)         (8,779,320)
                                                        ------------        ------------        ------------        ------------

Accumulated deficit, end of period                      $(33,556,457)       $(12,052,427)       $(33,556,457)       $(12,052,427)
                                                        ============        ============        ============        ============

Basic and diluted net loss per common share             $      (0.53)       $      (0.23)       $      (1.01)       $      (0.53)
                                                        ============        ============        ============        ============

Shares used in per share computation                       9,233,625           6,132,093           9,006,714           6,132,093
                                                        ============        ============        ============        ============

See accompanying notes to condensed consolidated financial statements

                                 INSTANT VIDEO TECHNOLOGIES, INC.


                         Condensed Consolidated Statements of Cash Flows

                      For the Nine Months Ended September 30, 1999 and 1998

                                                                           1999           1998
                                                                       -----------    -----------
Cash flows from operating activities:
   Net loss                                                            $(9,098,292)   $(3,273,107)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
    Depreciation and amortization                                          137,869         34,828
    Gain on disposal of fixed assets                                          --            6,893
    Non-cash interest expense                                              797,330      1,107,681
    Stock-based compensation                                               191,089        436,108
    Purchased research and development                                   1,330,000           --
  Changes in operating assets and liabilities:
    Decrease in prepaid expenses and other current assets                    2,076         25,250
    (Increase) decrease in other assets                                    (18,540)           757
    Increase in accounts payable                                           223,157        128,132
    Increase (decrease) in accrued expenses                                 31,928        (36,102)
    Increase (decrease) in accrued interest                                 41,588         (4,226)
    Increase in deferred revenue                                            51,000           --
                                                                       -----------    -----------

             Net cash used in operating activities                      (6,310,795)    (1,587,572)

Cash flows from investing activities:
  Purchases of property and equipment, net                                (560,266)       (71,317)
                                                                       -----------    -----------

             Net cash used in investing activities                        (560,266)       (71,317)

Cash flows from financing activities:
  Proceeds from sale of common stock                                          --           10,000
  Exercise of stock options                                                 12,550           --
  Collection of receivable - Series B Convertible Preferred Stock          810,000           --
  Proceeds from issuance of debt                                         2,970,000      1,550,000
  Exercise of warrants for common stock                                  1,537,500        750,000
  Repayment of debt                                                        (22,736)      (585,347)
                                                                       -----------    -----------

             Net cash provided by financing activities                   5,307,314      1,724,653
                                                                       -----------    -----------

(Decrease) increase in cash and cash equivalents                        (1,563,747)        79,550

Cash and cash equivalents, beginning of period                           2,212,141         20,551
                                                                       -----------    -----------

Cash and cash equivalents, end of period                               $   648,394    $   100,101
                                                                       ===========    ===========

See accompanying notes to condensed consolidated financial statements

                        INSTANT VIDEO TECHNOLOGIES, INC.

              For the Nine Months Ended September 30, 1999 and 1998


                                                               1999       1998
                                                             -------     -------
Supplemental disclosure of cash flow information:

   Cash paid for income taxes                                $ 1,600     $   800
                                                             =======     =======

   Cash paid for interest                                    $ 1,300     $46,395
                                                             =======     =======



  Supplemental schedule of non-cash financing activities:

     During 1998, $330,000 of convertible debt and $17,812 of accrued interest was converted into 347,812 shares of common stock.

     During 1999, in a series of cashless exercises, a financial institution exercised 250,000 warrants to purchase 226,140 shares of the Company's common stock at $1.00 per share. This same institution also exercised 31,250 warrants to purchase 26,122 shares of the Company's common stock at $1.60 per share.

     During 1999, a contractor received 499 shares of the Company's common stock for services resulting in $4,054 compensation expense to the Company.

     During 1999, and 1998, the Company granted stock options to various consultants and employees, which resulted in compensation expense of $26,447 and $436,108 respectively.

     During 1999, 5,000 shares of Series A convertible Preferred Stock was converted to 5,000 shares of common stock.

     During 1999, a vendor was granted options to purchase 36,000 shares of the Company's common stock resulting in compensation expense of $160,588.

     During 1999, the Company acquired Timeshift-TV, Inc. in exchange for 200,000 shares of common stock, which resulted in purchased research and development expense of $1,330,000.

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

    BASIS OF PRESENTATION

    The accompanying financial statements include the accounts of Instant Video Technologies, Inc. and its wholly-owned subsidiaries, Explore Technology, Inc. and Timeshift-TV. All significant intercompany transactions and accounts have been eliminated in consolidation.

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

(2) NET LOSS PER SHARE

    Basic and diluted net loss per share is computed using the weighted average number of common shares outstanding. Because their effects would be anti-dilutive, stock options to acquire 4,037,626 and 4,171,213 shares at weighted average prices of $2.71 and $2.65, respectively, and warrants to acquire 695,449 and 705,723 shares of common stock at a weighted average exercise price of $1.60 for each period, respectively, have been excluded from the computation of diluted earnings per share for the three and nine month periods ended September 30, 1999.

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

(5) EQUITY

    Notes convertible to the Company's common stock were issued in exchange for $2,970,000 in cash. Notes are due in one year and are convertible at a price which shall be the lower of (1) $6.50, (2) 80% of the average closing price of the Company's publicly traded shares in the 20 trading days immediately preceding the closing of an ongoing private placement, or (3) the price agreed in that private placement. Interest expense of $797,330 has been recorded for the beneficial conversion feature of these notes.

(6) RELATED PARTY TRANSACTIONS

    On August 3, 1999, the Company acquired Timeshift-TV, Inc. for 200,000 shares of common stock in a stock only transaction from Richard Lang, the Company's Chairman and CEO, Earl Mincer and Eric Walters, who are employees of the Company. Mr. Walters is Mr. Lang's brother in law. Mr. Lang and the other parties were not employed by the Company at the time they formed Timeshift-TV. The Company's board of directors unanimously approved the acquisition of Timeshift-TV. Timeshift-TV assets consist of intellectual property in the area of time-shifted real-time broadcasting, which we plan to integrate into our advanced video and audio delivery solutions. We also plan to license the Timeshift-TV intellectual property to other parties for various applications. The Company expensed $1,330,000 of purchased research and development costs in connection with this aquisition.

(7) SUBSEQUENT EVENTS

    Subsequent to September 30, 1999, the Company has received $600,000 in exchange for notes payable convertible into the Company's common stock. Notes are due in one year and are convertible at a price which shall be the lower of (1) $6.50, (2) 80% of the average closing price of the Company's publicly traded shares in the 20 trading days immediately preceding the closing of an ongoing private placement, or (3) the price agreed in that private placement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

               SPECIAL NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Certain information in this Report includes forward-looking statements within the meaning of applicable securities laws that involve substantial risks and uncertainties including, but not limited to, market acceptance of the Company's products and new technologies, the sufficiency of financial resources available to the Company, economic, competitive, governmental and technological factors affecting the Company's operations, markets, services, and prices, and other factors described in this Report and in prior filings with the Securities and Exchange Commission. The Company's actual results could differ materially from those suggested or implied by any forward-looking statements as a result of such risks. The Company's headquarters is located in San Francisco, California, with offices in six other domestic metropolitan areas.

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

The Company has incurred significant losses since its inception, and as of September 30, 1999, it had an accumulated deficit of $33,556,457. There can be no assurance that the Company will achieve or sustain profitability and the Company believes that it will continue to incur net losses in 1999.

Results of Operations

Nine month periods ended September 30, 1999 vs. 1998

    The Company had no revenue or cost of revenue for the nine months ended September 30, 1999 compared with $15,000 revenue for the same period in 1998. The Company released the commercial version of its Burstware(R) suite of products this year, has signed agreements with three resellers for distribution of Burstware(R) and has shipped evaluation copies to potential customers.

    During the nine months ended September 30, 1999 expenses increased to $8,279,320 as compared to $2,133,908 during the nine months ended September 30, 1998. This $6,145,412 increase was a result of an overall expansion in business activity, including growth in the research and development, sales and marketing departments as well as a non-recurring charge to expense related to the acquisition of Timeshift-TV.

    The $2,639,047, or 591% increase in Research & Development expenditures, resulted from the ramp-up in preparation for the initial commercial release and development and testing of enhanced features planned for subsequent releases of the product as well as $1,330,000 of in-process research and development acquired from Timeshift-TV which was charged to expense. The Quality Assurance and Release Management Department was established in 1999 to support subsequent releases of Burstware products. Personnel were added to develop, test and complete documentation of the product releases. Major development activities began and continued to expand in the areas of player scripting, incorporation of a database for replication, and various other features to be included in subsequent releases.

    The $2,399,786 or 628% increase in Sales & Marketing was primarily a result of the commercial release of the Company's Burstware(R) product suite. The
Company has added marketing staff and has engaged in a targeted marketing campaign including print, radio and billboard advertising, public relations, collateral development, and participation in a number of major trade shows. The Company believes that these promotional activities will allow the Company to reach specific vertical markets cost-effectively, to support the efforts of the direct sales force, and to generate publicity for the Company as a whole.

    The program's objectives are to build brand awareness, facilitate name recognition, educate the market, generate sales leads and develop relationships with technology partners, systems integrators and resellers. These expenditures will continue as part of an overall plan to build upon and expand the brand awareness the Company has created in the marketplace.

    Sales expenditures have increased as a result of the expansion of the Company's sales force in conjunction with the launch of the Burstware(R) suite of products. The company currently has sales offices in Virginia, Colorado, Michigan, New York metropolitan area and Florida. The Company has also partnered with The EMS Group, Ltd to develop sales and marketing channels in Europe.

    The  Company  incurred  a  $1,106,579,   or  85%  increase  in  General  and
Administrative Expense which resulted from additional personnel, equipment and facilities costs to support the increased operations.

    The Company had a net loss from operations of $8,279,320 during the nine months ended September 30, 1999, as compared to $2,118,908, a 291% increase over the same nine months in 1998. The increased loss resulted from the increased expenditures discussed above. Net other expenses were $817,372, as compared to $1,153,399 net other expense for the nine months ended September 30, 1999 and 1998, respectively. This $336,027 decrease was principally due to the decrease in interest expense associated with debt converted to equity or that was retired at the end of 1998.

Quarters ended September 30, 1999 vs. 1998

    The Company had no revenue or cost of revenue for either the three months ended September 30, 1999 or September 30, 1998. The Company released the commercial version of its Burstware(R) suite of products this year, and has shipped evaluation copies to potential customers. Three reseller agreements were signed in 1999 and these resellers have now engaged in marketing the Burstware(R) product suite.

    Costs and expenses during the three months ended September 30, 1999, totaled $4,090,618 as compared to $824,732 during the three months ended September 30, 1998. The increased costs were primarily related to a one-time charge related to the acquisition of Timeshift-TV, increased personnel, as well as expanded market promotion activities. The $3,265,886 increase was due to a $1,960,447, or 998% increase in Research & Development expenditures, including a write-off of the $1,330,000 of in-process research and development acquired from Timeshift-TV; a $1,005,101 or 481% increase in Sales & Marketing, as well as a $300,338, or 72% increase in General and Administrative Expense.

    The Company had a net loss from operations of $4,090,618 during the three months ended September 30, 1999, as compared to $824,732, a 396% increase over the same three months in 1998. The increased loss resulted from the increased expenditures discussed above. Net other expense was $838,272, as compared to $582,352 net other expense for the three months ended September 30, 1999 and 1998, respectively. This $255,920 increase was principally due to the increase in interest expense associated with issuance of convertible debt with beneficial conversion features during 1999.

Changes in Financial Condition

    As of September 30, 1999, the Company had a working capital deficiency of $3,078,830 as compared to working capital of $2,591,930 at December 31, 1998. This $5,670,760 decrease was due to a $2,375,823 reduction in cash used to fund operations, and an increase in current liabilities of $3,294,937. These uses of current assets were partially offset by the $1,537,500 proceeds from the exercise of warrants to purchase the Company's common stock and the $810,000 collection of a receivable relating to the exercise of warrants related to Series B Preferred Stock.

    Net cash used in operating activities totaled $6,310,795 during the nine months ended September 30, 1999, as compared to net cash used in operating activities of $1,587,572 during the nine months ended September 30, 1998. This increase was due to the expansion of operations and increases in expenditures discussed above.

    Net cash used in investing activities during the nine-month period ended September 30, 1999 totaled $560,266 as compared to $71,317 during the nine-month period ended September 30, 1998. The increase was primarily attributable to purchases of computer equipment and software used in development activities; to expand the network infrastructure and provide required personal computers for new employees.

    Cash flow provided by financing activities during the nine-month period ended September 30, 1999 totaled $5,307,314 as compared to $1,724,653 during the same period in 1998. The increase resulted from issuance of convertible notes in the amount of $2,970,000 to fund operations during 1999. The Company retired a $22,736 note during the nine months ended September 30, 1999, while it retired $585,347 in debt during the nine months ended September 30, 1998.

    Subsequent to September 30, 1999, the Company received $600,000 in exchange for notes payable convertible to the Company's common stock. These notes are due on October 26, 2000 and November 10, 2000, but are expected to be converted to common stock prior to that maturity date.

Liquidity

IVT received a "going concern" opinion from its independent auditors in 1998. Although the Company has been successful in its fundraising efforts to meet prior operating requirements, and is currently engaged in negotiations relating to additional funding, there can be no guarantee that the Company will be successful in these or future fundraising efforts. At the time of this report IVT had insufficient cash reserves and receivables necessary to meet current operating requirements. In the event the Company were to be unsuccessful in its fundraising, it would be required to significantly reduce cash outflows through the reduction or elimination of marketing and sales, development, capital, and administrative expenditures resulting in decreased potential revenue and potential cessation of operations.

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

The majority of the costs associated with this project is not incremental to the Company, but represents a reallocation of existing resources. The Company believes that modifications deemed necessary will be made on a timely basis and does not believe that the cost of such modifications will have a material effect on the Company's operating results. To date, the Company's costs related to the year 2000 issues have not been material, and the Company does not expect the aggregate amount spent on the year 2000 issue to be material. In addition, the Company is in the process of evaluating the need for contingency plans with respect to year 2000 requirements. The necessity of any contingency plan must be evaluated on a case-by-case basis and may vary considerably in nature depending on the year 2000 issue it may address.

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

Item 2.  Changes in Securities.

         Since January 1, 1999, the Company has sold unregistered securities as follows:

         During the nine months ended September 30, 1999, the holders of the Company's Series A (formerly Series F) Convertible Preferred Stock exercised warrants issued with that stock to purchase 1,025,000 shares of the Company's common stock at $1.50 per share, resulting in cash proceeds of $1,537,500.

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

         Options to purchase 11,800 shares of the Company's common stock were exercised by employees at an average price of $1.06 per share, resulting in $12,550 proceeds to the Company.

         A holder of Series A, (formerly Series F) Convertible Preferred Stock converted 5,000 shares of that stock into 5,000 shares of common stock.

         Notes convertible to the Company's common stock were issued in exchange for $2,970,000 in cash. Notes are due in one year and are convertible at a price which shall be the lower of (1) $6.50, (2) 80% of the average closing price of the Company's publicly traded shares in the 20 trading days immediately preceding the closing of an ongoing private placement, or (3) the price agreed in that private placement. Interest expense of $797,330 has been booked for the beneficial conversion feature of these notes.

         Related  Party   Transactions  -  During  1999,  the  Company  acquired
         Timeshift-TV, Inc. for 200,000 shares of common stock (see Item 5 - Other Information for further details).

Item 3.  Defaults upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         On April 14, 1999, the Company's stockholders adopted the 1998 and 1999 stock option plans by written consent. Additionally, the stockholders voted to increase the aggregate number of shares issuable under the 1992, 1998 and 1999 plans.

Item 5.  Other Information

         Effective April 15, 1999, Eric Hall resigned as Interim Chief Financial Officer. On May 11, 1999, the Company's Board of Directors appointed Charles Swan as Interim Chief Financial Officer. On September 16, 1999 Richard Jones was hired as Chief Financial Officer.

         On August 3, 1999, the Company acquired Timeshift-TV, Inc. for 200,000 shares of common stock in a stock only transaction from Richard Lang, the Company's Chairman and CEO, Earl Mincer and Eric Walters, who are employees of the Company. Mr. Walters is Mr. Lang's brother in law. Mr. Lang and the other parties were not employed by the Company at the time they formed Timeshift-TV. The Company's board of directors unanimously approved the acquisition of Timeshift-TV. Timeshift-TV assets consist of intellectual property in the area of time-shifted real-time broadcasting, which we plan to integrate into our advanced video and audio delivery solutions. We also plan to license the Timeshift-TV intellectual property to other parties for various applications. The Company booked $1,330,000 of expense for the purchased research and development costs in connection with this aquisition.

         Subsequent to September 30, 1999, the Company has received $600,000 in exchange for notes payable convertible into the Company's common stock.

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits.

    Exhibit
      No               Description                Location               Page No
      --               -----------                --------               -------
      27         Financial Data Schedule          Attached


(b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended September 30, 1999.

                                   SIGNATURES

    In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          INSTANT VIDEO TECHNOLOGIES, INC.

Date: November 19, 1999                   By: /s/ Richard Lang
                                              -----------------------------
                                              Richard Lang, Chairman,
                                              Chief Executive Officer and
                                              President

                                          By: /s/ Richard Jones
                                              -----------------------------
                                              Chief Financial Officer

                                INDEX TO EXHIBITS

      Exhibit
       Number                                                        Description
       ------                                                        -----------
         27                  Financial Data Schedule