Form 10-Q
period 2000-03-31
BURST COM
filed 2000-05-15
CIK 865753

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934.

                  For the quarterly period ended MARCH 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

        For the transition period from _______, 19___ to ______, 19___.

                       Commission File Number: 33-35580-D

                                 BURST.COM, INC.
                                 ---------------
                      (Exact Name of Small Business Issuer
                          as Specified in its Charter)

               DELAWARE                                  84-1141967
               --------                                  ----------
   (State or Other Jurisdiction of                (I.R.S. Employer Identi-
    Incorporation or Organization)                    fication Number)

                          500 SANSOME STREET, SUITE 500
                         SAN FRANCISCO, CALIFORNIA 94111
                         -------------------------------
           Address of Principal Executive Offices, Including Zip Code

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

                                 [X] YES [ ] NO

There were 19,007,281 shares of the Issuer's $.00001 par value common stock outstanding as of May 12, 2000

                                 BURST.COM, INC.

                                    FORM 10-Q

                                 MARCH 31, 2000

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION...............................................  3

   ITEM 1.  FINANCIAL STATEMENTS.............................................  3
   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS............................................ 10
   ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....... 13

PART II - OTHER INFORMATION.................................................. 14

   ITEM 1.  LEGAL PROCEEDINGS................................................ 14
   ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS........................ 14
   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.................................. 14
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............. 14
   ITEM 5.  OTHER INFORMATION................................................ 15
   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K................................. 15

SIGNATURES................................................................... 16

                         PART I - FINANCIAL INFORMATION


                        BURST.COM, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                      March 31, 2000 and December 31, 1999
                                   (Unaudited)

                                              ASSETS
                                                                       MARCH 31,     DECEMBER 31,
                                                                         2000            1999
                                                                     ------------    ------------
Current assets:
   Cash and cash equivalents                                         $  9,549,325    $    302,979
   Accounts receivable, net                                               361,987            --
   Prepaid expenses and other current assets                              221,997          63,893
                                                                     ------------    ------------

         Total current assets                                          10,133,309         366,872

Property and equipment, net                                             1,056,307         725,412

Other assets                                                               40,105          36,457
                                                                     ------------    ------------

         Total assets                                                $ 11,229,721    $  1,128,741
                                                                     ============    ============

                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable                                                     $       --      $  4,834,847
   Accounts payable                                                     1,218,856       1,384,289
   Accrued expenses                                                       545,190         208,374
   Accrued interest                                                       145,905         114,277
   Deferred revenue                                                       378,275          51,600
                                                                     ------------    ------------

         Total liabilities                                              2,288,226       6,593,387

Stockholders' equity:
   Preferred stock, $.00001 par value, 20,000,000
   shares authorized:
     Series A, 2,020,000 shares issued and outstanding
       in 1999                                                               --                20
     Series B, 2,476,609 shares issued and outstanding
       in 1999                                                               --                25
   Common  stock, $.00001 par value, 100,000,000 shares
    authorized; 18,953,065 and 9,535,527 shares issued and
    outstanding in 2000 and 1999, respectively                                188              95
   Additional paid-in capital                                          50,176,341      31,971,108
   Accumulated deficit                                                (41,235,034)    (37,435,894)
                                                                     ------------    ------------

         Total stockholders' equity                                     8,941,495      (5,464,646)
                                                                     ------------    ------------

         Total liabilities and stockholders' equity                  $ 11,229,721    $  1,128,741
                                                                     ============    ============

See accompanying notes to condensed consolidated financial statements.

                        BURST.COM, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
               For the Three Months Ended March 31, 2000 and 1999
                                   (Unaudited)

                                                       2000             1999
                                                   ------------    ------------

Revenue                                            $     75,012    $       --
Cost of revenues                                         30,271            --
                                                   ------------    ------------
                                                         44,741            --
                                                   ------------    ------------
Costs and expenses:
   Research and development                             933,975         460,902
   Sales and marketing                                1,727,283         448,818
   General and administrative                         1,151,649         669,401
                                                   ------------    ------------

         Total costs and expenses                     3,812,907       1,579,121
                                                   ------------    ------------

         Loss from operations                        (3,768,166)     (1,579,121)
                                                   ------------    ------------

Other income (expense):
   Interest expense                                     (32,484)           (365)
   Interest income                                      104,030            --
   Other, net                                          (102,520)          6,987
                                                   ------------    ------------

         Total other income (expense),  net             (30,974)          6,622
                                                   ------------    ------------

         Net loss                                    (3,799,140)     (1,572,499)

Accumulated deficit, beginning of the period        (37,435,894)    (24,458,165)
                                                   ------------    ------------

Accumulated deficit, end of period                 $(41,235,034)   $(26,030,664)
                                                   ============    ============

Basic and diluted net loss per common share        $      (0.24)   $      (0.18)
                                                   ============    ============

Shares used in per share computation                 15,938,027       8,532,685
                                                   ============    ============

See accompanying notes to condensed consolidated financial statements

                        BURST.COM, INC. AND SUBSIDIARIES
       Condensed Consolidated Statements of Stockholders' Equity (Deficit)
                    For the Three Months Ended March 31, 2000
                                   (Unaudited)

                                                                                         Additional
                                              Common Stock         Preferred Stock        Paid-in      Accumulated
                                            Shares     Amount     Shares       Amount     Capital        deficit        Total
                                        ------------ --------- ------------  ---------  ------------  ------------  ------------
Balance at December 31, 1999               9,535,527 $      95    4,496,609  $      45  $ 31,971,108  $(37,435,894) $ (5,464,646)

Common stock offering                      3,474,625        35         --         --      13,898,465          --      13,898,500


Exercise of stock options                    112,554      --           --         --          45,000          --          45,000

Non-cash compensation related to
February 1, 2000 options                        --        --           --         --          22,563          --          22,563

Non-cash compensation related to sale
of common stock to employees                    --        --           --         --          77,726          --          77,726

Transaction costs related to common
stock offering                                  --        --           --         --      (1,103,355)         --      (1,103,355)

Conversion of debt to common stock         1,333,750        13         --         --       5,334,987          --       5,335,000

Write-off of convertible note discount          --        --           --         --         (70,153)         --         (70,153)

Conversion of preferred stock to common    4,496,609        45   (4,496,609)       (45)         --            --            --

Net loss                                        --        --           --         --            --      (3,799,140)   (3,799,140)
                                        ------------ --------- ------------  ---------  ------------  ------------  ------------

Balance at March 31, 2000                 18,953,065 $     188         --    $    --    $ 50,176,341  $(41,235,034) $  8,941,495
                                        ============ ========= ============  =========  ============  ============  ============

See accompanying notes to condensed consolidated financial statements

                                       5

                        BURST.COM, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
               For the Three Months Ended March 31, 2000 and 1999
                                   (Unaudited)

                                                                                   2000          1999
                                                                               ------------  ------------
Cash flows from operating activities:
   Net loss                                                                    $ (3,799,140) $ (1,572,499)
   Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization                                                 95,425        28,887
       Non-cash compensation expense related to sale of stock to employees           77,726          --
       Stock option compensation                                                     22,563        30,501
   Changes in operating assets and liabilities:
       Accounts receivable                                                         (361,987)         --
       Prepaid expenses and other current assets                                   (161,752)     (122,642)
       Accounts payable                                                            (165,433)      391,264
       Accrued expenses                                                             336,816      (123,907)
       Accrued interest                                                              31,628          --
       Deferred revenue                                                             326,675          --
                                                                               ------------  ------------

             Net cash used in operating activities                               (3,597,479)   (1,368,396)
                                                                               ------------  ------------

Cash flows from investing activities:
   Purchases of property and equipment                                             (426,320)     (227,999)
                                                                               ------------  ------------

Cash flows from financing activities:
   Payment of receivables from Series B Convertible Stock offering                     --         810,000
   Proceeds from sale of common stock                                            12,795,145          --
   Proceeds from convertible debt                                                   430,000          --
   Proceeds from exercise of warrants and stock options                              45,000     1,237,500
   Repayment of debt                                                                   --          (7,935)
                                                                               ------------  ------------

             Net cash provided by financing activities                           13,270,145     2,039,565
                                                                               ------------  ------------

Increase in cash and cash equivalents                                             9,246,346       443,170

Cash and cash equivalents, beginning of period                                      302,979     2,212,141
                                                                               ------------  ------------

Cash and cash equivalents, end of period                                       $  9,549,325  $  2,655,311
                                                                               ============  ============

See accompanying notes to condensed consolidated financial statements

                        BURST.COM, INC. AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows, Continued
               For the Three Months Ended March 31, 2000 and 1999
                                   (Unaudited)

                                                             2000        1999
                                                          ----------  ----------
Supplemental disclosure of cash flow information:

   Cash paid for state franchise tax                      $      850  $      800
                                                          ==========  ==========

   Cash paid for interest                                 $     --    $      365
                                                          ==========  ==========

Supplemental schedule of non-cash financing activities:

Debt converted into 1,333,750 shares of common stock      $5,335,000  $     --


See accompanying notes to condensed consolidated financial statements.

                        BURST.COM, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

(1) CHANGE OF NAME

    On January 27, 2000 the Company changed its name from Instant Video Technologies, Inc. to Burst.com, Inc.

(2) BASIS OF PRESENTATION

    The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiaries, Explore Technology, Inc. and Timeshift-TV. All significant intercompany transactions and accounts have been eliminated in consolidation.

(3) INTERIM FINANCIAL INFORMATION

    The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. In the Company's opinion, the financial statements include all adjustments, consisting of normal recurring adjustments, that the Company considers necessary to fairly state the Company's financial position and the results of operations and cash flows. The balance sheet at December 31, 1999, has been derived from the audited financial statements at that date but does not include all of the necessary informational disclosures and footnotes as required by generally accepted accounting principles. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included with the Company's Amended Form 10 filed April 13, 2000 and other documents filed with the Securities and Exchange Commission. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for any other interim period or for a full fiscal year.

(4) NOTES PAYABLE

    During January, 2000 the Company received $430,000 evidenced by notes payable convertible into common stock, due in one year. The conversion rate was the lower of: (1) $6.50, (2) 80% of the average closing price of the Company's publicly traded shares in the 20 trading days immediately preceding the closing of an ongoing private placement, or (3) the price agreed in that private placement. Upon completion of the private placement discussed in Note 5 below, these and all other notes outstanding, totaling $5,335,000, were converted into 1,333,750 shares of common stock as of January 31, 2000. The conversion price was $4.00 per share of common stock plus one warrant per share of common stock acquired by conversion. Each warrant has an exercise price of $5.00 and expires 5 years from the date of issue.

(5) EQUITY FINANCING

    The Company completed a sale of its common stock and warrants to purchase common stock in January 2000. In addition to the conversion of notes outstanding referred to above, the Company received $13,898,500 in cash from various investors, including some directors and employees of the company, in exchange for 4,808,375 shares of common stock and 4,808,375 warrants to purchase common stock, offset by approximately $1,103,000 in transactions costs. The price per share of common stock was $4.00, which included the issuance of one warrant for each share of stock sold. Each warrant is exercisable for one share of common stock at an exercise price of $5.00 per share and expires 5 years from the date of issue. Compensation expense of $77,726 was recorded as a result of sales of stock to employees for the excess of fair value over the price paid. In connection with the offering, 98,870 five-year warrants to purchase common stock at $8.4375 per share were issued to the placement agent.

    During 2000, 104,645 options and during 1999, 281,250 warrants granted to non-employees in connection with previous equity transactions were exercised to purchase 94,711 and 252,262 shares of common stock in cashless exercises, respectively.

(6) PREFERRED STOCK

    Concurrently with and conditioned on the closing of the equity financing described in Note 5 above, all holders of preferred stock converted their shares of preferred stock into common stock at a 1:1 conversion ratio. As a result, 2,020,000 shares of Series A preferred stock and 2,476,609 shares of Series B preferred stock were converted into 4,496,609 shares of common stock.

(7) STOCK OPTIONS

    The Company granted options to purchase 90,250 shares of common stock to employees on February 1, 2000. Of these options, options to purchase 45,125 shares were issued with an exercise price of $4.00 per share and expiring on April 30, 2000. The remaining options to purchase 45,125 shares were issued with an exercise price of $5.00 per share and expire 5 years from the issue date. To the extent that any of the options with an exercise price of $4.00 per share are not exercised by April 30, 2000, then options to purchase an equal number of shares at an exercise price of $5.00 will terminate. As a result of these grants, the Company recorded compensation expense of $22,563 for the excess of the fair value over the exercise price.

                        BURST.COM, INC. AND SUBSIDIARIES
         Management's Discussion and Analysis of Financial Condition and
                             Results of Operations.

The following discussion of the financial condition and results of operations of Burst.com, Inc. should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the Notes thereto for the year ended December 31, 1999 included in the Company's Form 10/A and S-1 Registration Statement filed with the SEC.

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

Some of the matters discussed in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this quarterly report on Form 10-Q include forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events, including, among other things:

    o    implementing our business strategy;

    o    attracting and retaining customers;

    o    delivering quality product that meets customer expectations;

    o obtaining and expanding market acceptance of the products and services we offer;

    o    responding quickly to technological challenges from third parties;

    o forecasts of Internet usage and the size and growth of relevant markets;

    o    rapid technological changes in our industry and relevant markets; and

    o    competition in our market.

In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "predicts," "potential," "continue," "expects," "anticipates," "future," "intends," "plans," "believes," "estimates" and similar expressions. These statements are based on our current beliefs, expectations and assumptions and are subject to a number of risks and uncertainties. Actual results, levels of activity, performance, achievements and events may vary significantly from those implied by the forward-looking statements. These forward-looking statements involve risks and uncertainties that could cause our results to differ materially from those discussed. These risks and uncertainties include, but are not limited to, those described under the caption "Factors That May Impact Future Results" below. Additional information concerning factors that may impact future results can be found in the Risk Factors section of the above referenced S-1 Registration Statement filed on April 17, 2000. These forward-looking statements are made as of the date of this report, and except as required under applicable securities law, we assume no obligation to update them or to explain the reasons why actual results may differ.

The Company believes that period-to-period comparisons of its operating results, including its revenues, cost of sales, gross margins, expenses, and capital expenditures may not necessarily provide meaningful results and should not be relied upon as indications of future performance. The Company does not believe that its historical growth rates are indicative of future growth or trends.

The Company has incurred significant losses since its inception, and as of March 31, 2000, it had an accumulated deficit of $41,235,034. There can be no assurance that the Company will achieve or sustain profitability and the Company believes that it will continue to incur net losses in 2000.

Overview

We are an independent provider of client/server network software for the delivery of video and audio information over networks. Our principal executive offices are located in San Francisco, California and we have a number of additional sales offices in several domestic metropolitan areas. Our software manages the delivery of video and audio content over various networks, including the Internet and corporate intranets, optimizing network efficiency and quality of service. Our Burstware(R) suite of software products enables companies to transmit video and audio files at Faster-Than-Real-Time(TM) speed, which is accomplished by utilizing available bandwidth capacity to send more video or audio data to users than the players are demanding. This data is stored on the users' machine for playing on demand, thus isolating the user from noise and other network interference. The result is high quality, full-motion video and CD-quality audio to the end-user. Our revenue is derived from fees for software licenses, content hosting and other consulting services.

Results of Operations

Revenue recorded for the three months ended March 31, 2000 was $75,012 versus none in 1999. We completed the commercial release of our Burstware(R) suite of products in November, 1999 and commenced shipments in February, 2000. During the three months ended March 31, 2000, we also introduced our content hosting service, which enables our customers to store their audio-video content on our Burstware servers for delivery to their employees, customers or other end-users over broadband networks. Orders for approximately $441,000, consisting of software license fees and hosting and other consulting services and related equipment were taken during the quarter. Of this amount, approximately $279,000 in software license fee revenue (excluding deferred maintenance revenue of approximately $48,000) was deferred and will be recognized as collectibility is assured and/or acceptance conditions are met. The remaining revenue not recognized or deferred relate to establishment of a returns reserve and deferral of customer support, hosting and other services that will be recognized as services are provided. The cost of revenue recorded for the quarter ended March 31, 2000 consisted primarily of the cost of equipment purchased from a third-party, which was resold to a customer in connection with a software sale. Resale of equipment is not part of our sales strategy, and we do not plan to make such sales to any significant degree in the future.

Costs and expenses during the three months ended March 31, 2000, totaled $3,812,907 as compared to $1,579,121 during the three months ended March 31, 1999. The $2,233,786 increase was due to a $473,073, or 103%, increase in research & development expenditures, a $1,278,465, or 285%, increase in sales & marketing expenditures, as well as a $482,248, or 72% increase in general and administrative expense. The increased costs were primarily a result of an overall increase in business activity and the establishment and expansion of our sales force and marketing programs in particular.

The increase in research & development expenditures resulted from personnel added to develop, test and complete documentation of new product releases and fix errors found in previous releases. There was no significant amount of research and development that would qualify for capitalization under SFAS 86. Major development activities began later in 1999 and continued in the first three months of 2000 in the areas of player scripting, incorporation of a database for replication, and various other features to be included in subsequent releases.

The increase in sales & marketing was primarily a result of adding sales account managers, sales engineers and other sales support staff and opening various sales offices around the country. We have also added marketing staff and have engaged in a targeted marketing campaign, including print, radio and billboard advertising, public relations, collateral development, and participation in major trade shows.

We incurred an increase in general and administrative expense as a result of additional personnel, equipment and facilities costs to support the increased operations.
         .
We had a net loss from operations of $3,768,166 during the three months ended March 31, 2000, as compared to $1,579,121, a 139% increase over the same three months in 1999. The increased loss resulted from the increased expenditures discussed above. Other expense, net was $30,974 for the three months ended March 31, 2000; as compared to $6,622 net other income for the three months ended March 31, 1999. This $37,596 decrease was principally due to approximately $100,000 in non-cash expense recorded in connection with the equity financing closed during the 2000 period, offset by interest earned on the proceeds of that financing.

Liquidity and Capital Resources

Although we have been successful in our fundraising efforts to meet previous operating requirements, there can be no guarantee that we will be successful in future fundraising efforts. In January 2000, we raised approximately $12,796,000 in cash, net of $1,103,000 in costs, and converted $5,335,000 of debt (including $430,000 in new debt raised in January 2000), by issuing 4,808,375 shares of our common stock. As of March 31, 2000 we had cash reserves of approximately $9.5 million, which will meet current operating requirements for approximately six months at our current spending rate, assuming no revenue. Based on projected revenues and our ability to reduce expenditures as required, we believe operating requirements could be met beyond six months and possibly through year end without the need for additional financing. We are currently in negotiations to obtain additional outside funding through the sale of shares of our common stock in a private placement directed at both "strategic" and "financial" investors. Any new funding raised may have a dilutive effect on our existing shareholders. In the event we were to be unsuccessful in our additional fundraising efforts and projected revenues were significantly lower than expected, we would be required to reduce significantly cash outflows through the reduction or elimination of marketing and sales, development, capital, and administrative expenditures resulting in decreased potential revenue and potential profitability.

We expect to have material capital expenditures for computer and network equipment of approximately $1,500,000 in 2000 as we add employees and expand our hosting services infrastructure, software test lab and training capabilities. We will also incur significant marketing promotion expenses as we attempt to gain market awareness and will continue to incur increasing research and development costs as we continue to develop and upgrade our Burstware(R) product line and follow-on products. In addition, space requirements at our San Francisco headquarters location continue to grow as we take on additional staff. We are currently seeking additional space nearby. Due to the high demand versus supply of comparable office space in this area, we are anticipating a significant increase in space costs later in this fiscal year. There is no assurance that we will be able to find a location offering acceptable terms and conditions, which could result in a costly move or the dispersal of our employees among different locations.

Changes in Financial Position

As of March 31, 2000, we had working capital of $7,845,083 as compared to a deficit of $6,226,515 at December 31, 1999. This $14,071,598 increase reflects a $9,766,437 increase in current assets and a decrease in current liabilities of $4,305,161. The reason for the increase was the closing of the equity financing and conversion of notes payable that netted $18,137,718, including cash and note conversions, partially offset by our $3,799,140 net loss for the quarter.

Net cash used in operating activities totaled $3,597,479 during the three months ended March 31, 2000, as compared to net cash used in operating activities of $1,368,396 during the three months ended March 31, 1999, primarily as the result of the increased operating loss.

Net cash used in investing activities during the three month period ended March 31, 2000 totaled $426,320 as compared to $227,999 during the three month period ended March 31, 1999. Investing activities in both periods consisted of purchases of personal property and equipment.

Cash flow provided by financing activities during the three month period ended March 31, 2000 totaled $13,270,145 as compared to $2,039,565 during the same period in 1999. This increase was primarily as a result of $12,795,145 net cash proceeds from the sale of common stock and $430,000 from issuance of convertible notes in 2000, vs. approximately $2.0 million received from the exercise of options and warrants and proceeds from the Series B convertible stock offering in 1999.

Although $5,335,000 in debt converted to common stock, the Company paid down no debt in 2000; while it paid down $7,935 during the three months ended March 31, 1999.

Factors That May Impact Future Results

We develop complex software for media delivery, content management and storage. We have recently commenced sales of our first commercial product released late last year and have yet to achieve very large commercial deployments. Despite testing, software errors have been found in our product and, in some cases, our product's performance when initially deployed has not met customer expectations. To date, we believe that all of the errors in question have been resolved.
However, there can be no assurance that other errors will not occur, as errors such as these are common in the development of any software product. Additional errors in our product could result in, among other things, a delay in recognition or loss of revenues, loss of market share, failure to achieve market acceptance or substantial damage to our reputation. As a young company that recently commenced a new product line, we face risks and uncertainties relating to our ability to implement our business plan successfully.

Our future success depends on the growing use and acceptance of video applications for PCs and set-top boxes, including the growth of video on the Internet. The market for these applications is new, and may not develop to the extent necessary to enable us to expand our business. We have recently invested and expect to continue to invest significant time and resources in the development of new products for this market. If the target markets for our products do not grow, we may not obtain any benefits from these investments.

Our products are technologically complex and are designed to effectively interface with third-party products such as Microsoft's Windows Media Player
(WMP) and the QuickTime Player using publicly published application program interfaces (APIs). Modifications to the publicly published APIs for these third-party products could require further development effort on our part to continue to make the interface work properly or, in some cases, could disallow our products interoperability. There is no assurance that these kinds of changes will not occur or that we can develop new products effectively and quickly enough to avoid loss of revenues or market share.

Prospective customers generally must make a significant commitment to test and evaluate our software and to integrate it into their products. As a result, our sales process is often subject to delays associated with lengthy approval processes. For these and other reasons, the initial sales cycles of our new software products has been lengthy, recently averaging approximately four to six months from initiation in late 1999 to completion in 2000. We expect that future sales will also experience lengthy sales cycles.

It has been our experience that our product is often embedded in our customers' web pages. Since the proper development of video enabled web pages takes a high level of sophistication, we may be required to provide professional service support to our customers in this area. There can be no assurance that we will be able to adequately staff for and deliver the level of professional services required, or that we will be able to charge the customer fully for this work. The result could be further impediments to sales and possibly higher than anticipated cost of sales.

Delivery of video using the internet is an emerging business. Many of our customers are new companies that are innovating and counting on Burstware(R) to provide a technical edge. Because many of these companies are early stage enterprises without revenues, they may delay payment or fail to pay our invoices. For this reason, we have deferred a substantial portion of revenue booked until collectibility has been assured. There is no assurance that this revenue will ultimately be collected and recognized, or that future bookings may also be deferred.

We have increased our focus on the Internet applications for our product. Competitors at times will provide their products at little or no cost to customers in order to establish market share. There is a risk that we may be forced to lower our prices substantially, at least initially, to gain market share. This may negatively impact our own revenue and earnings potential in the near future.

Quantitative and Qualitative Disclosures About Market Risk

At March 31, 2000 we had approximately $9,550,000 invested in two different money market funds. The primary objective of our investment activities is to preserve our capital until it is required to fund operations while at the same time achieving a market rate of return without significant risk. Since these funds are available immediately, a 10% movement in market interest rates would not have a material impact on the total fair value of our portfolio as of March 31, 2000.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

        We have no material legal proceedings against us or in process nor are we aware of any other legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect.


Item 2. Changes in Securities.

        Since January 1, 2000, the Company has sold the following unregistered securities. Such sales were exempt from registration in reliance on section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder.

        As of January 31, 2000 we sold 4,808,375 shares of common stock at a purchase price of $4.00 per share, for an aggregate purchase price of $19.2 million. We raised $13.9 million in cash in the offering, and the remaining $5.3 million was conversion of notes payable. In addition to the common shares, purchasers also received warrants to purchase up to an aggregate of 4,808,375 shares of our common stock, at an exercise price of $5.00 per share. The warrants are exercisable for a term of five years from the date of issuance.

                                 Cash Purchases

Investor                     Amount Invested   Common Shares      Warrants
                             ---------------   -------------      --------
Special Situations Funds       $ 4,000,000      1,000,000        1,000,000
Chelsey Capital                  3,000,000        750,000          750,000
BayStar Capital                  3,000,000        750,000          750,000
Ravinia Capital Ventures         2,374,000        593,500          593,500
Erik Franklin                      400,000        100,000          100,000
Dorothy Lyddon                     200,000         50,000           50,000
Kyle Faulkner                      250,000         62,500           62,500
Doug Glen                          100,000         25,000           25,000
Others (under $100,000)            574,500        143,625          143,625
                               -----------      ---------        ---------

Total Cash Purchases           $13,898,500      3,474,625        3,474,625
                               ===========      =========        =========

                           Conversion of Notes Payable

Investor                     Notes Converted   Common Shares      Warrants
                             ---------------   -------------      --------
Storie Partners                 $2,000,000        500,000         500,000
Mercer Management                1,550,000        387,500         387,500
Reed Slatkin                       520,000        130,000         130,000
Robert London                      500,000        125,000         125,000
Independence Properties LLC        100,000         25,000          25,000
Others (under $100,000)            665,000        166,250         166,250
                                ----------      ---------       ---------

Total Note Conversions          $5,335,000      1,333,750       1,333,750
                                ==========      =========       =========

        During January 2000, we received an additional $430,000 evidenced by notes payable convertible into our common stock, due in one year. The conversion rate was the lower of (1) $6.50, (2) 80% of the average closing price of our publicly traded shares in the 20 trading days immediately preceding the closing of an ongoing private placement, or
        (3) the price agreed in that private placement. These shares were converted to common stock as part of the above transactions at a conversion price of $4.00 per share.

        During February 2000, we issued 94,711 shares of common stock in connection with a cashless exercise of 104,645 options.

Item 3. Defaults upon Senior Securities

        None

Item 4. Submission of Matters to a Vote of Security Holders

        None

Item 5. Other Information

        On January 24, 2000, BDO Seidman LLP was engaged as independent accountants to audit our financial statements. BDO Seidman LLP had not been consulted on any application of accounting principles, audit opinion or matters that were previously the subject of disagreements or a reportable event.

        On May 5, 2000 the Company obtained an order from the Securities and Exhchange Commission (SEC) granting an interim stay of the NASD's action to remove the Company's stock quotations from the OTC Bulletin Board on the basis of issues with regards to the Company's registration status. The Company has asserted to the NASD National Association of Securities Dealers, Inc. (the NASD) that it should remain eligible for quotation since its registration statement on Form 10 is currently effective and believes it is current in all filings.

        On May 11, 2000 the NASD requested an extension of time, until May 15, to respond to the Company's application for review.


Item 6. Exhibits and Reports on Form 8-K.

(a)     Exhibits.

Exhibit                                                                 Sequential
   No.                  Description                Location               Page No
-------                 -----------                --------               -------

   27       Financial Data Schedule                Attached      (filed only electronically
                                                                         with the SEC)

   99       SEC order granting an interim Stay     Attached                   19
            "In the matter of The Application
            of Burst.Com, Inc. for Review of
            Action taken by the NASD".

(b)      Reports on Form 8-K.

        Report on appointment of BDO Seidman LLP as independent accountants filed January 28, 2000.

                                   SIGNATURES

    In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    BURST.COM, INC.

Date:  May 12, 2000                 By:  /s/ Richard Lang
                                         ---------------------------------------
                                         Richard Lang, Chairman,
                                         Chief Executive Officer and President

                                    By   /s/ Richard B. Jones
                                         ---------------------------------------
                                         Richard B. Jones
                                         Chief Financial Officer

                                INDEX TO EXHIBITS

 Exhibit
  Number                              Description
  ------                              -----------

   27              Financial Data Schedule

   99 SEC order granting an Interim Stay "In the matter of the Application of Burst.Com, Inc. for Review of Action taken by the NASD".