Form 10-Q
period 2000-06-30
BURST COM
filed 2000-08-18
CIK 865753

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 2000

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

                          500 SANSOME STREET, SUITE 500
                         SAN FRANCISCO, CALIFORNIA 94111
           Address of Principal Executive Offices, Including Zip Code

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

                                [ X ] YES [ ] NO

There were 19,123,866 shares of the Issuer's $.00001 par value common stock outstanding as of August 11, 2000

                                 BURST.COM, INC.

                                    FORM 10-Q

                                  JUNE 30, 2000

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION.............................................   3

   ITEM 1.  FINANCIAL STATEMENTS...........................................   3
   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS...........................   10
   ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....  13

PART II - OTHER INFORMATION................................................  14

   ITEM 1.  LEGAL PROCEEDINGS..............................................  14
   ITEM 2.  CHANGES IN SECURITIES..........................................  14
   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES................................  14
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............  15
   ITEM 5.  OTHER INFORMATION..............................................  15
   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...............................  15

SIGNATURES.................................................................  16

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                        BURST.COM, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets


                                                     June 30,       December 31,
ASSETS                                                 2000            1999
                                                   (unaudited)
                                                   ------------    ------------
Current assets:
   Cash and cash equivalents                       $  3,477,295    $    302,979
   Accounts receivable, net                             329,027            --
   Prepaid expenses and other current assets            262,011          63,893
                                                   ------------    ------------
         Total current assets                         4,068,333         366,872
Property and equipment, net                           1,678,599         725,412
Other assets                                             41,626          36,457
                                                   ------------    ------------
         Total assets                              $  5,788,558    $  1,128,741
                                                   ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable                                   $       --      $  4,834,847
   Accounts payable                                   1,124,824       1,384,289
   Accrued expenses                                   1,066,013         208,374
   Accrued interest                                        --           114,277
   Deferred revenue                                     420,436          51,600
                                                   ------------    ------------
         Total current liabilities                    2,611,273       6,593,387

Stockholders' equity:
   Preferred stock, $.00001 par value,
   20,000,000 shares authorized:
     Series A, 2,020,000 shares issued
       and outstanding in 1999                             --                20

     Series B, 2,476,609 shares issued and
       outstanding in 1999                                 --                25
   Common stock, $.00001 par value, 100,000,000
    shares authorized; 19,083,531 and
    9,535,527 shares issued and outstanding                 190              95
   Additional paid-in capital                        50,672,302      31,971,108
   Accumulated deficit                              (47,495,207)    (37,435,894)
                                                   ------------    ------------
        Total stockholders' equity (deficit)          3,177,285      (5,464,646)
                                                   ------------    ------------
        Total liabilities and stockholders'
        equity (deficit)                           $  5,788,558    $  1,128,741
                                                   ============    ============


     See accompanying notes to condensed consolidated financial statements.

                                     BURST.COM, INC. AND SUBSIDIARIES
                              Condensed Consolidated Statements of Operations
                                                (unaudited)
                                                  Three Months Ended               Six Months Ended
                                             ----------------------------    ----------------------------
                                                June 30,        June 30,       June 30,        June 30,
                                                 2000            1999            2000            1999
                                             ------------    ------------    ------------    ------------
Net Revenues                                 $    311,136    $       --      $    386,149    $       --
Cost of revenues                                     --              --            30,272            --
                                             ------------    ------------    ------------    ------------
   Gross Profit                                   311,136            --           355,877            --
                                             ------------    ------------    ------------    ------------
Operating expenses:
   Research and development                     1,284,763         467,656       2,218,738         928,558
   Sales and marketing                          3,356,785       1,118,909       5,084,068       1,567,727
   General and administrative                   1,836,034       1,034,691       3,089,697       1,704,092
                                             ------------    ------------    ------------    ------------
         Total operating expenses               6,477,582       2,621,256      10,392,503       4,200,377
                                             ------------    ------------    ------------    ------------
Loss from operations                           (6,166,446)     (2,621,256)    (10,036,626)     (4,200,377)
                                             ------------    ------------    ------------    ------------
Other income (expense):
   Interest expense                                  (212)         (1,395)        (32,696)         (1,760)
   Interest income                                 98,957            --           202,987            --
   Other, net                                    (192,563)         25,748        (192,978)         32,735
                                             ------------    ------------    ------------    ------------
         Total other income (expense), net        (93,818)         24,353         (22,687)         30,975
                                             ------------    ------------    ------------    ------------
Net loss                                       (6,260,264)     (2,596,903)    (10,059,313)     (4,169,402)
Accumulated deficit, beginning of period      (41,234,943)    (26,030,664)    (37,435,894)    (24,458,165)
                                             ------------    ------------    ------------    ------------
Accumulated deficit, end of period           $(47,495,207)   $(28,627,567)   $(47,495,207)   $(28,627,567)
                                             ============    ============    ============    ============
Basic  and  diluted  net loss  per  common
share                                        $      (0.33)   $      (0.28)   $      (0.59)   $      (0.47)
                                             ============    ============    ============    ============
Shares used in per share computation           19,047,098       9,229,705      17,114,457       8,884,253
                                             ============    ============    ============    ============


                   See accompanying notes to condensed consolidated financial statements


                                                  BURST.COM, INC. AND SUBSIDIARIES
                                 Condensed Consolidated Statements of Stockholders' Equity (Deficit)
                                               For the Six Months Ended June 30, 2000
                                                             (unaudited)

                                       Common Stock           Preferred Stock         Additional
                                ------------------------   -----------------------      Paid-in       Accumulated
                                   Shares        Amount      Shares       Amount        Capital         deficit          Total
                                ------------   ---------   -----------   ---------    ------------    ------------    ------------
Balance at December 31, 1999       9,535,527   $      95     4,496,609   $      45    $ 31,971,108    $(37,435,894)   $ (5,464,646)

Common stock offering              3,474,625          35          --          --        13,898,465            --        13,898,500
Exercise of stock options            112,554        --            --          --            45,000            --            45,000
Non-cash  compensation
     related to
     February 1, 2000 options           --          --            --          --            22,563            --            22,563
Non-cash compensation
     related to sale of
     common stock to employees          --          --            --          --            77,726            --            77,726
Transaction costs related
     to common stock
     offering                           --          --            --          --        (1,103,355)           --        (1,103,355)
Conversion of debt to
     common stock                  1,333,750          13          --          --         5,334,987            --         5,335,000
Write-off of convertible
     note discount                      --          --            --          --           (70,153)           --           (70,153)
Conversion of preferred
     stock to common               4,496,609          45    (4,496,609)        (45)           --              --              --
Net loss                                --          --            --          --              --        (3,799,140)     (3,799,140)
Common stock offering                   --          --            --          --              --              --              --
Exercise of stock options             80,466           1          --          --           210,057            --           210,058
Exercise of warrants                  50,000           1          --          --            49,999            --            50,000
Stock options issued in
lieu of services                        --          --            --          --           235,905                         235,905
performed
Net loss                                --          --            --          --              --       (10,059,313)    (10,059,313)
                                ------------   ---------   -----------   ---------    ------------    ------------    ------------
 Balance at June 30, 2000         19,083,531   $     190          --     $    --      $ 50,672,302    $(47,495,207)   $  3,177,285
                                ============   =========   ===========   =========    ============    ============    ============

                                See accompanying notes to condensed consolidated financial statements


                                   BURST.COM, INC. AND SUBSIDIARIES
                           Condensed Consolidated Statements of Cash Flows
                                             (unaudited)
                                                                                      Six Months Ended
                                                                                 ----------------------------
                                                                                   June 30,        June 30,
                                                                                     2000            1999
                                                                                 ------------    ------------
Cash flows from operating activities:
   Net loss                                                                      $(10,059,313)   $ (4,169,402)
   Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization                                                  258,374          74,529
       Non-cash compensation expense related to sale of stock to employees            100,289            --
       Stock option compensation                                                      235,906         191,089
   Changes in operating assets and liabilities:
       Accounts receivable                                                           (329,027)        (50,000)
       Prepaid expenses and other current assets                                     (198,118)        (30,274)
       Payment of receivables from Series B Convertible Stock offering                   --           810,000
       Other assets                                                                    (5,170)           (525)
       Accounts payable                                                              (259,465)        349,514
       Notes payable                                                               (4,834,847)           --
       Accrued expenses                                                               857,639         (52,467)
       Accrued interest                                                              (114,277)           --
       Deferred revenue                                                               368,836          50,000
                                                                                 ------------    ------------
Net cash used in operating activities                                             (13,979,173)     (2,827,536)
                                                                                 ------------    ------------
Cash flows from investing activities:
   Purchases of property and equipment                                             (1,211,561)       (421,186)
                                                                                 ------------    ------------
Cash flows from financing activities:
   Proceeds from sale of common stock                                              18,059,992            --
   Proceeds from exercise of stock options                                            255,058           6,300
   Proceeds from exercise of warrants                                                  50,000       1,537,500
   Repayment of debt                                                                     --           (22,736)
                                                                                 ------------    ------------
Net cash provided by financing activities                                          18,365,050       1,521,064
                                                                                 ------------    ------------
Increase (decrease) in cash and cash equivalents                                    3,174,316      (1,727,658)
Cash and cash equivalents, beginning of period                                        302,979       2,212,141
                                                                                 ------------    ------------
Cash and cash equivalents, end of period                                         $  3,477,295    $    484,483
                                                                                 ============    ============

                See accompanying notes to condensed consolidated financial statements

                        BURST.COM, INC. AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows, Continued
                 For the Six Months Ended June 30, 2000 and 1999
                                   (unaudited)

                                                               2000       1999
                                                            ----------   ------
Supplemental disclosure of cash flow information:
   Cash paid for state franchise tax                        $      850   $  800
                                                            ==========   ======
   Cash paid for interest                                   $     --     $  913
                                                            ==========   ======


Supplemental schedule of non-cash financing activities:

Debt converted into 1,333,750 shares of common stock        $ 5,335,00   $  --








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

(3) INTERIM FINANCIAL INFORMATION

    The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. In the Company's opinion, the financial statements include all adjustments, consisting of normal recurring adjustments, that the Company considers necessary to fairly state the Company's financial position and the results of operations and cash flows. The balance sheet at December 31, 1999, has been derived from the audited financial statements at that date but does not include all of the necessary informational disclosures and footnotes as required by generally accepted accounting principles. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included with the Company's Amended Form 10 filed July 20, 2000 and other documents filed with the Securities and Exchange Commission. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for any other interim period or for a full fiscal year.

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

(7)  STOCK OPTIONS

     The Company granted options to purchase 90,250 shares of common stock to employees on February 1, 2000. Of these options, options to purchase 45,125 shares were issued with an exercise price of $4.00 per share and expire on April 30, 2000. The remaining options to purchase 45,125 shares were issued with an exercise price of $5.00 per share and expire 5 years from the issue date. To the extent that any of the options with an exercise price of $4.00 per share are not exercised by April 30, 2000, then options to purchase an equal number of shares at an exercise price of $5.00 will terminate. As a result of these grants, the Company recorded compensation expense of $22,563 for the excess of the fair value over the exercise price.

     During the three months ended June 30, 2000 the Company granted options to purchase 1,012,650 shares of common stock to employees and options to purchase 100,000 shares of common stock were granted to Board Members, all exercisable at $4.50 per share. Options were exercised during the same period to purchase 174,239 shares of common stock at an average price of $1.49 per share.

(8)  SIGNIFICANT CONCENTRATIONS

     During the six months ended June 30, 2000 one Korean customer accounted for 72% of revenues. No other single customer accounted for more than 10% of revenues.

                        BURST.COM, INC. AND SUBSIDIARIES

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

     o   rapid technological changes in our industry and relevant markets; and

     o   competition in our market.

In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "predicts," "potential," "continue," "expects," "anticipates," "future," "intends," "plans," "believes," "estimates" and similar expressions. These statements are based on our current beliefs, expectations and assumptions and are subject to a number of risks and uncertainties. Actual results, levels of activity, performance, achievements and events may vary significantly from those implied by the forward-looking statements. These forward-looking statements involve risks and uncertainties that could cause our results to differ materially from those discussed. These risks and uncertainties include, but are not limited to, those described under the caption "Factors That May Impact Future Results" below. Additional information concerning factors that may impact future results can be found in the Risk Factors section of the above referenced S-1 Registration Statement filed on August 11, 2000. These forward-looking statements are made as of the date of this report, and except as required under applicable securities law, we assume no obligation to update them or to explain the reasons why actual results may differ.

We believe that period-to-period comparisons of our operating results, including our revenues, cost of sales, gross margins, expenses, and capital expenditures may not necessarily provide meaningful results and should not be relied upon as indications of future performance. We do not believe that our historical growth rates are indicative of future growth or trends.

We have incurred significant losses since our inception, and as of June 30, 2000, we had an accumulated deficit of $47,495,207. There can be no assurance that we will achieve or sustain profitability and we believe that we will continue to incur net losses in 2000.

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

Results of Operations

Net revenues were $311,136 and $386,149 for the three month and six month periods ended June 30, 2000, respectively, versus none in the same periods in 1999. We completed the commercial release of our Burstware(R) suite of products in November 1999 and commenced shipments in February 2000. During the six months ended June 30, 2000, we also introduced our content hosting service, which enables our customers to store their audio-video content on our Burstware servers for delivery to their employees, customers or other end-users over broadband networks. Orders for approximately $357,073, consisting of software license fees and hosting and other consulting services were taken during the quarter. Revenues of $45,937 not recognized or deferred relate to establishment of a returns reserve, deferral of customer support, hosting and other services that will be recognized as services are provided. The product cost of revenue recorded for the six months ended June 30, 2000 consisted primarily of the cost of equipment purchased from a third-party, which was resold to a customer in connection with a software sale. Resale of equipment is not part of our sales strategy, and we do not plan to make such sales to any significant degree in the future. During the six months ended June 30, 2000, our customer Interzest accounted for 72% of revenues. No other single customer accounted for more than 10% of our revenues.

Operating expenses were $6,477,582 and $10,392,503 for the three month and the six month periods ended June 30, 2000, respectively, as compared to $2,621,256 and $4,200,377 during the same periods in 1999. This resulted in total operating expenses increasing by $3,856,326 and $6,192,166 for the three month and six month periods ended June 20, 2000, respectively, over the same periods in 1999. The increases were $817,107 and $1,290,180 for research and development, $2,237,876 and $3,516,341 for sales and marketing and $801,343 and $1,385,605 in general administrative for the three month and six month periods ended June 30, 2000, respectively, over the same periods in 1999. The increased costs were primarily a result of an overall increase in business activity and the establishment and expansion of our sales force and marketing programs in particular, as more fully explained below.

         Sales and Marketing

Sales and marketing expenses were $3,356,785 for the three months ended June 30, 2000 as compared to $1,118,909 for the three months ended June 30, 1999. For the six months ended June 30, 2000, sales and marketing expenses were $5,084,068, as compared to $1,567,727 for the six months ended June 30, 1999. Sales and marketing expenses consist primarily of advertising and other marketing related expenses, compensation and employee-related expenses, sales commissions, and travel costs. The increase in absolute dollars is primarily attributable to an increase in advertising and distribution costs associated with our aggressive brand-building strategy and increases in compensation expense associated with growth in its direct sales force and marketing personnel. We anticipate that sales and marketing expenses in absolute dollars will increase in future periods as we continue to pursue an aggressive brand-building strategy through advertising, expanding international operations, and building a direct sales organization.

         Research and Development

Research and development expenses were $1,284,763 for the three months ended June 30, 2000 as compared to $467,656 for the three months ended June 30, 1999. For the six months ended June 30, 2000, research and development expenses were $2,218,738 as compared to $928,558 for the six months ended June 30, 1999. Research and development expenses consist primarily of payroll and related expenses incurred for enhancements to and maintenance of our Burstware(R) technology and other operating costs. The increase in absolute dollars is primarily attributable to increases in the number of engineers that develop and enhance our software technologies. We believe that significant investments in research and development are required to remain competitive. Consequently, we expect to incur increased research and development expenditures in absolute dollars in future periods.

         General and Administrative

General and administrative expenses were $1,836,034 for the three months ended June 30, 2000 as compared to $ 1,034,691 for the quarter ended June 30, 1999. For the six months ended June 30, 2000, general and administrative expenses were $3,089,697 as compared to $1,704,092 for the six months ended June 30, 1999. General and administrative expenses consist primarily of compensation and fees for professional services, and the increase in absolute dollars is primarily attributable to increases in these areas. We believe that the absolute dollar level of general and administrative expenses will increase in future periods, as a result of an increase in personnel and increased fees for professional services.

We had net loss from operations of $6,166,446 and $10,036,626 for the three month and six month periods ended June 30, 2000, respectively, as compared to $2,621,256 and $4,200,377 during the same periods in 1999. This was a 235% and 239% increase for the three month and six month periods ended June 30, 2000, respectively, over the same periods in 1999. The increased loss resulted from the increased expenditures discussed above. Total other income (expense), net was ($93,818) and ($22,687) for the three and six month periods ended June 30, 2000, respectively, as compared to $24,353 and $30,975 for the same periods in 1999. The $118,171 and $53,662 decreases were primarily due to non-cash expense recorded in connection with the equity financing closed during 2000 offset by interest on the proceeds of that financing.

Liquidity and Capital Resources

Although we have been successful in our fundraising efforts to meet previous operating requirements, there can be no guarantee that we will be successful in future fundraising efforts. In January 2000, we raised approximately $13,899,000 in gross proceeds and converted $5,335,000 of debt (including $430,000 in new debt raised in January 2000), by issuing 4,808,375 shares of our common stock and warrants to purchase 4,808,375 shares of our common stock. In connection with these transactions and the conversion of our remaining preferred to common stock, we incurred approximately $1,103,000 in transaction costs. As of June 30, 2000 we had cash reserves of approximately $3.7 million, which will meet current operating requirements for approximately two months at our current spending rate, assuming no revenue. However, we have begun earning revenues in 2000. Based on projected revenues and our ability to reduce expenditures as required, we believe operating requirements could be met for three months without the need for additional financing. We are currently in negotiations to obtain additional outside funding through the sale of shares of our common stock in a private placement directed at both "strategic" and "financial" investors. Any new funding raised may have a dilutive effect on our existing shareholders. In the event we were to be unsuccessful in our additional fundraising efforts and projected revenues were significantly lower than expected, we would be required to reduce significantly cash outflows through the reduction or elimination of marketing and sales, development, capital, and administrative expenditures resulting in decreased potential revenue and potential profitability.

We expect to have material capital expenditures for computer and network equipment of approximately $2,000,000 in 2000 as we add employees and expand our hosting services infrastructure, software test lab and training capabilities. We will also incur significant marketing promotion expenses as we attempt to gain market awareness and will continue to incur increasing research and development costs as we continue to develop and upgrade our Burstware(R) product line and follow-on products. In addition, space requirements at our San Francisco headquarters location continue to grow as we take on additional staff. We are currently seeking additional space nearby. Due to the high demand versus supply of comparable office space in this area, we are anticipating a significant increase in space costs later in this fiscal year. There is no assurance that we will be able to find a location offering acceptable terms and conditions, which could result in a costly move or the dispersal of our employees among different locations.

Changes in Financial Position

As of June 30, 2000, we had working capital of $1,457,060 as compared to a deficit of $6,226,515 at December 31, 1999. This $7,683,575 increase reflects a $3,701,461 increase in current assets and a decrease in current liabilities of $3,982,114. The reason for the increase was the closing of the equity financing and conversion of notes payable that netted $18,137,718, including cash and note conversions, partially offset by our $6,260,264 net loss for the quarter.

Net cash used in operating activities totaled $13,979,173 during the six months ended June 30, 2000, as compared to net cash used in operating activities of $2,827,536 during the six months ended June 30, 1999, primarily as the result of the increased operating loss.

Net cash used in investing activities during the six months ended June 30, 2000 totaled $1,211,561 as compared to $421,186 during the six months ended June 30, 1999. Investing activities in both periods consisted of purchases of personal property and equipment.

Cash flow provided by financing activities during the six months ended June 30, 2000 totaled $18,365,050 as compared to $1,521,064 during the same period in 1999. This increase was primarily the result of $18,059,992 net cash proceeds from the sale of common stock and $435,000 from issuance of convertible notes in 2000, vs. approximately $2.0 million received from the exercise of options and warrants and proceeds from the Series B convertible stock offering in 1999.

Although $5,335,000 in debt converted to common stock, the Company paid down no debt in cash in 2000; while it paid down $22,736 during the six months ended June 30, 1999.

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

Our products are technologically complex and are designed to interface effectively with third-party products such as Microsoft's Windows Media Player
(WMP) and the QuickTime Player using publicly published application program interfaces (APIs). Modifications to the publicly published APIs for these third-party products could require further development effort on our part to continue to make the interface work properly or, in some cases, could disallow our products interoperability. There is no assurance that these kinds of changes will not occur or that we can develop new products effectively and quickly enough to avoid loss of revenues or market share.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

At June 30, 2000 we had approximately $3,477,000 invested in two different money market funds. The primary objective of our investment activities is to preserve our capital until it is required to fund operations while at the same time achieving a market rate of return without significant risk. Since these funds are available immediately, a 10% movement in market interest rates would not have a material impact on the total fair value of our portfolio as of June 30, 2000.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

        We have no material legal proceedings against us or in process nor are we aware of any other legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect.

Item 2. Changes in Securities.

        Since January 1, 2000, the Company has sold the following unregistered securities. Such sales were exempt in reliance on Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder.

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

                                 Cash Purchases

Investor                           Amount Invested  Common Shares  Warrants
                                   ---------------  -------------  --------
Special Situations Funds            $ 4,000,000     1,000,000     1,000,000
Chelsey Capital                       3,000,000       750,000       750,000
BayStar Capital                       3,000,000       750,000       750,000
Ravinia Capital Ventures              2,374,000       593,500       593,500
Erik Franklin                           400,000       100,000       100,000
Dorothy Lyddon                          200,000        50,000        50,000
Kyle Faulkner                           250,000        62,500        62,500
Douglas Glen                            100,000        25,000        25,000
Others (under $100,000)                 574,500       143,625       143,625
                                    -----------     ---------     ---------
Total Cash Purchases                $13,898,500     3,474,625     3,474,625
                                    ===========     =========     =========

                          Conversion of Notes Payable
                          ---------------------------

Investor                                Notes       Common Shares   Warrants
                                        -----       -------------   --------
                                      Converted
                                      ---------
Storie Partners                     $ 2,000,000       500,000       500,000
Mercer Management                     1,550,000       387,500       387,500
Reed Slatkin                            520,000       130,000       130,000
Robert London                           500,000       125,000       125,000
Independence Properties LLC             100,000        25,000        25,000
Others (under $100,000)                 665,000       166,250       166,250
                                    -----------     ---------     ---------
Total Note Conversions              $ 5,335,000     1,333,750     1,333,750
                                    ===========     =========     ==========


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

Item 3. Defaults upon Senior Securities

        None

Item 4. Submission of Matters to a Vote of Security Holders

        None

Item 5. Other Information

        On May 5, 2000 the Company obtained an order from the Securities and Exchange Commission (SEC) granting an interim stay of the NASD's action to remove the Company's stock quotations from the OTC Bulletin Board on the basis of issues with regards to the Company's registration status. The Company has asserted to the National Association of Securities Dealers, Inc. (the NASD) that it should remain eligible for quotation since its registration statement on Form 10 is currently effective and believes it is current in all filings.

        On May 11, 2000 the NASD requested an extension of time, until May 15, to respond to the Company's application for review.

        On July 26, 2000, the Company notified the NASD that it cleared Commission comments with respect to its registration statement. Accordingly, on July 27, 2000, the NASD published a symbol change to remove the fifth character "E" from the security's symbol.

        Since the NASD believed that the securities of Burst.Com met the requirements of NASD Rule 6530, and their securities were quoted on the OTCBB without a fifth character modifier, on July 31, 2000 the NASD filed a motion that Burst.Com's application for review be dismissed as moot. Burst.Com supported this motion.

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


(b)      Reports on Form 8-K.

        None

                                   SIGNATURES

    In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           BURST.COM, INC.

Date:  August 18, 2000                     By:  /s/ Richard Lang
                                                ----------------------------
                                               Richard Lang, Chairman and
                                               Chief Executive Officer

                                           By  /s/ John C. Lukrich
                                               ------------------------------
                                               John C. Lukrich
                                               Chief Financial Officer

                                INDEX TO EXHIBITS

      Exhibit
       Number                Description
       ------                -----------

     27               Financial Data Schedule