Form 10-Q
period 2000-09-30
BURST COM
filed 2000-11-20
CIK 865753

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2000 OR

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _______, 19___ to ______, 19___. Commission File Number: 33-35580-D BURST.COM, INC. (Exact Name of Small Business Issuer as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	84-1141967 (I.R.S. Employer Identification Number)

500 SANSOME STREET, SUITE 500 SAN FRANCISCO, CALIFORNIA 94111 Address of Principal Executive Offices, Including Zip Code (415) 391-4455 (Issuer’s Telephone Number, Including Area Code)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| YES |_| NO

There were 20,148,125 shares of the Issuer’s $.00001 par value common stock outstanding as of November 9, 2000

BURST.COM, INC. FORM 10-Q SEPTEMBER 30, 2000 TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

BURST.COM, INC. AND SUBSIDIARIES Condensed Consolidated Balance Sheets

	September 30, 2000 (unaudited)	December 31, 1999
ASSETS
Current assets:
Cash and cash equivalents	$ 3,174,948	$ 302,979
Accounts receivable, net	306,027	—
Prepaid expenses and other current assets	194,281	63,893

Total current assets	3,675,256	366,872
Property and equipment, net	1,982,764	725,412
Other assets	314,708	36,457

Total assets	$ 5,972,728	$ 1,128,741

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Notes payable	$ —	$ 4,834,847
Accounts payable	1,783,409	1,384,289
Accrued expenses	534,341	208,374
Accrued interest	—	114,277
Deferred revenue	287,225	51,600

Total current liabilities	2,604,975	6,593,387

Stockholders’ equity (deficit):
Preferred stock, $.00001 par value, 20,000,000 shares
authorized:
Series A, 2,020,000 shares issued and outstanding in 1999	—	20
Series B, 2,476,609 shares issued and outstanding in 1999	—	25
Common stock, $.00001 par value, 100,000,000 shares authorized;
20,148,125 and 9,535,527 shares issued and outstanding	201	95
Additional paid-in capital	55,542,947	31,971,108
Accumulated deficit	(52,175,395)	(37,435,894)

Total stockholders’ equity (deficit)	3,367,753	(5,464,646)

Total liabilities and stockholders’ equity (deficit)	$ 5,972,728	$ 1,128,741

See accompanying notes to condensed consolidated financial statements.

BURST.COM, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Operations (unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2000	September 30, 1999	September 30, 2000	September 30, 1999
Net Revenues	$ 94,377	$ —	$ 480,526	$ —
Cost of revenues	486	—	30,758	—

Gross Profit	93,891	—	449,768	—

Operating expenses:
Research and development	1,238,797	2,156,982	3,457,535	3,085,540
Sales and marketing	2,099,272	1,213,867	7,183,340	2,781,692
General and administrative	1,369,491	719,769	4,459,188	2,412,088

Total operating expenses	4,707,560	4,090,618	15,100,063	8,279,320

Loss from operations	(4,613,669)	(4,090,618)	(14,650,295)	(8,279,320)

Other income (expense):
Interest expense	(2,427)	(841,944)	(35,123)	(843,704)
Interest income	45,900	13,705	248,887	48,432
Other, net	(109,992)	(10,033)	(302,970)	(23,700)

Total other income (expense), net	(66,519)	(838,272)	(89,206)	(818,972)

Net loss	$(4,680,188)	$(4,928,890)	$(14,739,501)	$(9,098,292)

Basic and diluted net loss per common share	$ (0.24)	$ (0.53)	$ (0.81)	$ (1.01)

Shares used in per share computation	19,528,882	9,233,625	18,201,678	9,006,714

See accompanying notes to condensed consolidated financial statements

BURST.COM, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Stockholders’ Equity (Deficit) For the Nine Months Ended September 30, 2000 (unaudited)

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Deficit	Accumulated Total
Balance at December 31, 1999	9,535,527	$ 95	4,496,609	$ 45	$ 31,971,108	$(37,435,894)	$(5,464,646)
Common stock offering, net of costs	3,474,625	35	—	—	13,486,460	—	13,486,495
Non-cash compensation related to
options	—	—	—	—	22,563	—	22,563
Non-cash compensation related to
sale of common stock to employees	—	—	—	—	77,726	—	77,726
Conversion of debt to common stock,
net of costs	1,333,750	13	—	—	5,106,684	—	5,106,697
Conversion of preferred stock to
common, net of costs	4,496,609	45	(4,496,609)	(45)	(533,200)	—	(533,200)
Exercise of warrants	50,000	1	—	—	49,999	—	50,000
Stock options issued in lieu of
services performed	—	—	—	—	235,905	—	235,905
Common stock offering, net of costs	857,633	9			4,539,777	—	4,539,786
Exercise of stock options	273,355	2	—	—	393,591	—	393,593
Penalty shares issued	126,626	1	—	—	192,334	—	192,335
Net loss	—	—	—	—	—	(14,739,501)	(14,739,501)

Balance at September 30, 2000	20,148,125	$201	—	$ —	$ 55,542,947	$(52,175,395)	$ 3,367,753

See accompanying notes to condensed consolidated financial statements

BURST.COM, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended
	September 30, 2000	September 30, 1999
Cash flows from operating activities:
Net loss	$(14,739,501)	$(9,098,292)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	425,010	137,869
Non-cash interest expense	—	797,330
Non-cash compensation expense related to sale of stock to
employees	100,289	—
Stock option compensation	235,905	191,089
Purchases of research & development	—	1,330,000
Issuance of penalty shares	192,335	—
Changes in operating assets and liabilities:
Accounts receivable	(306,027)	—
Prepaid expenses and other current assets	(130,388)	2,076
Other assets	(278,251)	(18,540)
Accounts payable	399,120	223,157
Accrued expenses	325,967	31,928
Accrued interest	(114,277)	41,588
Deferred revenue	235,625	51,000

Net cash used in operating activities	(13,654,193)	(6,310,795)

Cash flows from investing activities:
Purchases of property and equipment	(1,682,362)	(560,266)

Cash flows from financing activities:
Proceeds from sale of common stock, net of costs	17,868,131	—
Proceeds from exercise of stock options and warrants	443,593	1,550,050
Collection of receivable - Series B Convertible Preferred Stock	—	810,000
Payment of costs in connection with conversion of preferred
stock to common	(533,200)	—
Proceeds from issuance of debt	430,000	2,970,000
Repayment of debt	—	(22,736)

Net cash provided by financing activities	18,208,524	5,307,314

Increase (decrease) in cash and cash equivalents	2,871,969	(1,563,747)
Cash and cash equivalents, beginning of period	302,979	2,212,141

Cash and cash equivalents, end of period	$ 3,174,948	$ 648,394

See accompanying notes to condensed consolidated financial statements

BURST.COM, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows, Continued For the Nine Months Ended September 30, 2000 and 1999 (unaudited)

	2000	1999
Supplemental disclosure of cash flow information:
Cash paid for state franchise tax	$ 850	$1,600

Cash paid for interest	$ —	$1,300

Supplemental schedule of non-cash financing activities:
Debt converted into 1,333,750 shares of common stock	$5,335,000	$ —

See accompanying notes to condensed consolidated financial statements.

BURST.COM, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (unaudited)

(1)	CHANGE OF NAME

On January 27, 2000 the Company changed its name from Instant Video Technologies, Inc. to Burst.com, Inc.

(2)	BASIS OF PRESENTATION

The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiaries, Explore Technology, Inc. and Timeshift-TV. All significant intercompany transactions and accounts have been eliminated in consolidation.

(3)	INTERIM FINANCIAL INFORMATION

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. In the Company’s opinion, the financial statements include all adjustments, consisting of normal recurring adjustments, that the Company considers necessary to fairly state the Company’s financial position and the results of operations and cash flows. The balance sheet at December 31, 1999, has been derived from the audited financial statements at that date but does not include all of the necessary informational disclosures and footnotes as required by generally accepted accounting principles. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included with the Company’s Amended Form 10/A filed July 20, 2000 and other documents filed with the Securities and Exchange Commission. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for a full fiscal year.

(4)	NOTES PAYABLE

During January, 2000 the Company received $430,000 evidenced by notes payable convertible into common stock, due in one year. The conversion rate was the lower of: (1) $6.50, (2) 80% of the average closing price of the Company’s publicly traded shares in the 20 trading days immediately preceding the closing of a then ongoing private placement, or (3) the price agreed in that private placement. Upon completion of the private placement discussed in Note 5 below, these and all other notes outstanding, totaling $5,335,000, were converted into 1,333,750 shares of common stock as of January 31, 2000. The conversion price was $4.00 per share of common stock plus one warrant per share of common stock acquired by conversion. Each warrant has an exercise price of $5.00 and expires 5 years from the date of issue.

(5)	EQUITY FINANCING

The Company completed a sale of its common stock and warrants to purchase common stock in January 2000. In addition to the conversion of notes outstanding referred to above, the Company received $13,898,500 in cash from various investors, including some directors and employees of the company, in exchange for 3,474,625 shares of common stock and 3,474,625 warrants to purchase common stock, offset by approximately $1,103,000 in transactions costs. The price per share of common stock was $4.00, which included the issuance of one warrant for each share of stock sold. Each warrant is exercisable for one share of common stock at an exercise price of $5.00 per share and expires 5 years from the date of issue. Compensation expense of $77,726 was recorded as a result of sales of stock to employees for the excess of fair value over the price paid. In connection with the offering, 98,870 five-year warrants to purchase common stock at $8.4375 per share were issued to the placement agent.

The Company also completed a sale of its common stock and warrants to purchase common stock in August 2000. The Company received $5,000,000 in cash from SBC Venture Capital Corp. in exchange for 857,633 shares of common stock at a price of $5.83 per share and 857,633 warrants to purchase common stock, offset by approximately $460,214 in transaction costs. Each warrant is exercisable for one share of common stock at an exercise price of $5.83 per share and expires 3 years from the date of issue.

During 2000, 104,645 options and warrants granted to non-employees in connection with previous equity transactions were exercised to purchase 94,711 shares of common stock in cashless exercises. See also Note 7.

(6)	PREFERRED STOCK

Concurrently with and conditioned on the closing of the January 2000 equity financing described in Note 5 above, all holders of preferred stock converted their shares of preferred stock into common stock at a 1:1 conversion ratio. As a result, 2,020,000 shares of Series A preferred stock and 2,476,609 shares of Series B preferred stock were converted into 4,496,609 shares of common stock.

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

During the three months ended September 30, 2000 the Company granted options to purchase 169,500 shares of common stock to employees, all exercisable at $4.50 per share. Options were exercised during the same period to purchase 80,335 shares of common stock at an average price of $1.72 per share.

As a result of the above grants, the Company recorded compensation expense of $22,563 for the excess of the fair value over the exercise price.

(8)	LIQUIDITY AND CAPITAL RESOURCES

The Company has incurred significant operating and net losses since inception and, as a result, has a substantial accumulated deficit at September 30, 2000. Sales of the newly-released products have been slower than expected, and revenues have been negatively impacted by the discovery of software errors. Although the Company believes that all of the errors in question have been resolved, there can be no assurance that other software errors will not occur, as errors such as these are common in the development of any software product. Additional errors could result in, among other things, a delay in recognition or loss of future revenues, failure to achieve market acceptance or substantial damage to our reputation.

During 2000, the Company raised approximately $17 million in net cash proceeds by selling common stock (see Note 5). In addition, existing debt and preferred stock was converted to common as part of the equity offerings. Our immediate goal is to seek additional financing to maintain limited operations and seek a combination of our business with a strategic partner or a sale of all or a portion of our technology. We believe that we need at least $3 million in additional financing to continue our significantly reducted operations through March, 2001. If additional fundraising and costcutting efforts are unsuccessful or insufficient, the Company will be required to shut down by November 30, 2000.

(9)	SIGNIFICANT CONCENTRATIONS

During the nine months ended September 30, 2000 one Korean customer accounted for 65% of revenues. No other single customer accounted for more than 10% of revenues. During the three months ended September 30, 2000 no single customer accounted for more than 10% of revenue.

BURST.COM, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of the financial condition and results of operations of Burst.com, Inc. should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the Notes thereto for the year ended December 31, 1999 included in the Company’s Form 10/A and S-1 Registration Statement filed with the SEC.

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

Some of the matters discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this quarterly report on Form 10-Q include forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events, including, among other things:

•	implementing our business strategy;

•	attracting and retaining customers;

•	delivering quality product that meets customer expectations;

•	obtaining and expanding market acceptance of the products and services we offer;

•	responding quickly to technological challenges from third parties;

•	forecasts of Internet usage and the size and growth of relevant markets;

•	rapid technological changes in our industry and relevant markets; and

•	competition in our market.

In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates” and similar expressions. These statements are based on our current beliefs, expectations and assumptions and are subject to a number of risks and uncertainties. Actual results, levels of activity, performance, achievements and events may vary significantly from those implied by the forward-looking statements. These forward-looking statements involve risks and uncertainties that could cause our results to differ materially from those discussed. These risks and uncertainties include, but are not limited to, those described under the caption “Factors That May Impact Future Results” below. Additional information concerning factors that may impact future results can be found in the Risk Factors section of the above referenced S-1 Registration Statement filed on August 11, 2000. These forward-looking statements are made as of the date of this report, and except as required under applicable securities law, we assume no obligation to update them or to explain the reasons why actual results may differ.

We believe that period-to-period comparisons of our operating results, including our revenues, cost of sales, gross margins, expenses, and capital expenditures may not necessarily provide meaningful results and should not be relied upon as indications of future performance. We do not believe that our historical growth rates are indicative of future growth or trends.

FINANCIAL DIFFICULTIES AND MANAGEMENT PLANS

We have incurred significant losses since our inception, and as of September 30, 2000, we had an accumulated deficit of $52,175,395 and cash on hand of $3,174,948. Our operating expenses as of September 30, 2000 were approximately $1.5 million per month. As of November 16, we have approximately $200,000 cash on hand. As we previously disclosed, we have been pursuing a business plan that envisioned raising significant additional capital to continue developing and marketing our products. Sales of our newly-released products, however, have been slower than expected and we have not been successful in raising the additional capital necessary to implement our original business plan. We believe that in view of the limited market demand for our products and the sea change in market conditions that emerging new technology companies have faced since April of this year, it no longer appears realistic for us to pursue such a comprehensive, capital intensive plan. As of November 16, 2000, we have reduced projected operating expenses to approximately $500,000 per month, primarily by closing all but one of our marketing offices and reducing our workforce from 95 to 18. The remaining people are key administrative, financial, legal, engineering, IT and sales staff considered necessary to preserve continuity. Our immediate goal is to seek additional financing to maintain limited operations and seek a combination of our business with a strategic partner or a sale of all or a portion of our technology. There can be no assurance that we will be successful in our efforts to raise capital or, if successful, that we will succeed in efforts at combining our business with a strategic partner or selling our technology, in which case we would be required to terminate our operations. See also "Liquidity and Capital Resources" below.

Overview

We are an independent provider of client/server network software for the delivery of video and audio information over networks. Our principal executive offices are located in San Francisco, California. Our software manages the delivery of video and audio content over various networks, including the Internet and corporate intranets, optimizing network efficiency and quality of service. Our Burstware(R) suite of software products enables companies to transmit video and audio files at Faster-Than-Real-Time(TM) speed, which is accomplished by utilizing available bandwidth capacity to send more video or audio data to users than the players are demanding. This data is stored on the users’ machine for playing on demand, thus isolating the user from noise and other network interference. The result is high quality, full-motion video and CD-quality audio to the end-user. Our revenue is derived from fees for software licenses, content hosting and other consulting services.

Results of Operations

Net revenues were $94,377 and $480,526 for the three month and nine month periods ended September 30, 2000, respectively, versus none in the same periods in 1999. We completed the commercial release of our Burstware(R) suite of products in November 1999 and commenced shipments in February 2000. During the nine months ended September 30, 2000, we also introduced our content hosting service, which enables our customers to store their audio-video content on our Burstware servers for delivery to their employees, customers or other end-users over broadband networks. Orders for approximately $13,018, consisting of software license fees, hosting and other consulting services were taken during the quarter. For the current quarter revenues of $45,937 were deferred and will be recognized as services are provided. The product cost of revenue recorded for the nine months ended September 30, 2000 consisted primarily of the cost of equipment purchased from a third-party, which was resold to a customer in connection with a software sale. Resale of equipment is not part of our sales strategy, and we do not plan to make such sales to any significant degree in the future. During the nine months ended September 30, 2000, our customer Interzest accounted for 65% of revenues. No other single customer accounted for more than 10% of our revenues.

Operating Expense

Operating expenses were $4,707,560 and $15,100,063 for the three month and the nine month periods ended September 30, 2000, respectively, as compared to $4,090,618 and $8,279,320 during the same periods in 1999. This resulted in total operating expenses increasing by $616,942 and $6,820,743 for the three month and nine month periods ended September 20, 2000, respectively, over the same periods in 1999. Research and development decreased during the three months ended September 30, 2000 and increased by $371,995 for the nine months then ended. There were increases of $885,405 and $4,401,648 for sales and marketing and $649,722 and $2,047,100 in general and administrative for the three month and nine month periods ended September 30, 2000, respectively, over the same periods in 1999. The increased costs were primarily a result of an overall increase in business activity and the establishment and expansion of our sales force and marketing programs in particular, as more fully explained below.

Sales and Marketing

Sales and marketing expenses were $2,099,272 for the three months ended September 30, 2000 as compared to $1,213,867 for the three months ended September 30, 1999. For the nine months ended September 30, 2000, sales and marketing expenses were $7,183,340, as compared to $2,781,692 for the nine months ended September 30, 1999. Sales and marketing expenses consisted primarily of advertising and other marketing related expenses, compensation and employee-related expenses, sales commissions, and travel costs. The increase in absolute dollars is primarily attributable to an increase in advertising costs and increases in compensation expense associated with growth in our direct sales force and marketing personnel. As of November 16, 2000, over 70% of sales, marketing, support and business development staff has been eliminated, resulting in significant cost reductions expected going forward.

Research and Development

Research and development expenses were $1,238,797 for the three months ended September 30, 2000 as compared to $2,156,982 for the three months ended September 30, 1999. For the nine months ended September 30, 2000, research and development expenses were $3,457,535 as compared to $3,085,540 for the nine months ended September 30, 1999. Research and development expenses consisted primarily of payroll and related expenses incurred for enhancements to and maintenance of our Burstware(R) technology and other operating costs. The increase for the nine months ended September 30, 2000 is primarily attributable to increases in the number of engineers that developed and enhanced our software technologies. As of November 16, 2000, over 95% of research and development staff was eliminated.

General and administrative

General and administrative expenses were $1,369,491 for the three months ended September 30, 2000 as compared to $719,769 for the three months ended September 30, 1999. For the nine months ended September 30, 2000, general and administrative expenses were $4,459,188 as compared to $2,412,088 for the nine months ended September 30, 1999. General and administrative expenses consist primarily of compensation and fees for professional services, and the increase in absolute dollars is primarily attributable to increases in these areas. We believe that general and administrative expenses will continue at reduced levels in future periods, as a result of a decrease in personnel.

We had net loss from operations of $4,680,188 and $14,739,501 for the three and nine month periods ended September 30, 2000, respectively, as compared to $4,928,890 and $9,098,292 during the same periods in 1999. This was a 5% decrease and a 62% increase for the three month and nine month periods ended September 30, 2000, respectively, over the same periods in 1999. The increased overall year-to-date loss resulted from the increased expenditures discussed above.

Total other income (expense), net was ($66,519) and ($89,206) for the three and nine month periods ended September 30, 2000, respectively, as compared to ($838,272) and ($818,972) for the same periods in 1999. The $771,753 and $729,766 decreases in net other expense were primarily due to reduction of debt and associated interest expense and an increase in interest income earned on the proceeds of equity financings offset by non-cash expense recorded in connection with additional shares of common stock issued to investors in our January 2000 financing for no cash consideration pursuant to certain rights such investors had under their Registration Rights Agreement.

Liquidity and Capital Resources

Our immediate goal is to seek additional financing to maintain limited operations and seek a combination of our business with a strategic partner or a sale of all or a portion of our technology. We believe that we need at least $3 million in additional financing to continue our significantly reduced operations through March, 2001.

Operating expenses to date have been funded primarily through debt and equity financing. As of September 30, 2000 we had cash reserves of $3,174,948. Our operating expenses as of September 30, 2000 were approximately $1.5 million per month. As of November 16, we have approximately $200,000 cash on hand. We have reduced projected operating expenses to approximately $500,000 per month by closing marketing offices and reducing our workforce by approximately 80%.

Based on our ability to reduce expenditures, we believe that operating requirements could be met for two weeks without the need for additional financing. We are currently in negotiations to obtain additional financing of approximately $3 million through the issuance of debt, convertible into common stock. We believe that if successful in obtaining this additional capital, based upon our reduced operating costs, we will be able to operate until March 2001 without the need for additional financing. During this period, we plan to focus our efforts on servicing our existing customers and opportunities; on attracting a large strategic partner and investor that will enable us to continue to develop and market our technology to customers requiring the high-quality, reliable delivery of video and audio over broadband networks; and/or attracting one or more merger and/or acquisition candidates who would be willing to pay the highest price our technology. In the event that we are unsuccessful in obtaining this additional capital or in successfully negotiating a business combination or sale of our tehnology, we would be required to terminate our operations.

See also “Factors that May Impact Future Results” below and “Financial Difficulties and Management Plans” above.

Changes in Financial Position

As of September 30, 2000, we had working capital of $1,070,281 as compared to a deficit of $6,226,515 at December 31, 1999. This $7,296,796 increase reflects a $3,308,384 increase in current assets and a decrease in current liabilities of $3,988,412. The increase in working capital resulted from the closing of the equity financings and conversion of notes payable that netted $22,816,038, including cash and note conversions, partially offset by our $14,739,501 net loss for the period.

Net cash used in operating activities totaled $18,489,040 during the nine months ended September 30, 2000, as compared to net cash used in operating activities of $6,310,795 during the nine months ended September 30, 1999, primarily as the result of the increased operating loss.

Net cash used in investing activities during the nine months ended September 30, 2000 totaled $1,682,362 as compared to $560,266 during the nine months ended September 30, 1999. Investing activities in both periods consisted of purchases of personal property and equipment.

Cash flow provided by financing activities during the nine months ended September 30, 2000 totaled $18,208,524 as compared to $5,307,314 during the same period in 1999. This increase was primarily the result of $17,334,931 net cash proceeds from the sale of common stock in January and August, 2000 offset by costs incurred in connection with the equity offerings and debt conversion and $443,593 net proceeds from the exercise of options and warrants during the nine months ended September 30, 2000. During the same period in 1999, $810,000 in net cash proceeds were collected from Series B Convertible Preferred Stock, $2,947,264 of net borrowing and $1,550,050 net proceeds from the exercise of options and warrants.

Although $5,335,000 in debt converted to common stock, the Company paid down no debt in cash in 2000, while it paid down $22,736 during the nine months ended September 30, 1999.

Factors That May Impact Future Results

We develop complex software for rich media delivery and content management. We have recently commenced sales of our first commercial product released late last year and have yet to achieve a large number of commercial deployments. Our products and services are targeted towards large broadband network providers and content providers who require broadband networks to distribute their content. The large broadband networks have been deployed slower than we had originally anticipated and while we believe that such large-scale deployment is inevitable, we have no control and can offer no assurances over the timing of such broadband deployment.

At the date of this filing, we have reduced staff and associated expenses, resulting in an overhead reduction of approximately 80% in an effort to reduce liquidity requirements and improve cost efficiency. The reductions will reduce our expenses by approximately $1.2M per month. The largest overhead reductions took place in sales and marketing. We believe that our remaining staff will be sufficient to service our current customers, pursue our pending technology trials and meet our operational obligations. These staff reductions are being made in conjunction with our decision to conduct limited operations while we pursue a significant strategic investment, a business combination with a strategic partner, or the sale of all or a portion of our technology.

We have encountered interest in our products from both broadband network providers and content providers; however, the business model for these potential customers has not evolved to the point that they are initiating broad deployment.

We believe that by minimizing administrative, marketing and sales overhead we can focus on attracting the large strategic partners, investors and technology alliances that would have the greatest use for our technology and would be willing to pay the highest price for our technology. There can be no assurance that we will be successful in achieving these objectives.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

At September 30, 2000 we had approximately $3,330,562 invested in four different money market funds or accounts. The primary objective of our investment activities is to preserve our capital until it is required to fund operations while at the same time achieving a market rate of return without significant risk. Since these funds are available immediately, a 10% movement in market interest rates would not have a material impact on the total fair value of our portfolio as of September 30, 2000.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

We have no material legal proceedings against us or in process nor are we aware of any other legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect.

Item 2. Changes in Securities.

In August 2000 we sold to a single institutional investor 857,633 shares of common stock at a purchase price of $5.83 per share, for an aggregate purchase price of $5 million. In addition to these common shares, the purchaser also received warrants to purchase up to an aggregate of 857,633 shares of our common stock at an exercise price of $5.83 per share. The warrants are exercisable for a term of three hears from the date of issuance to SBC Venture Capital Corp. In connection with SBC's investment, SBC was given the right to designate a nominee to be elected to our Board of Directors and certain of our shareholders entered into voting agreements pursuant to which they agreed to vote their shares of common stock in favor of the nominee designated by SBC. Mr. Mark Haubscher has been elected to the Board of Directors as the designee of SBC.

In September 2000, we issued for no additional cash consideration an aggregate of 126,626 shares of common stock to investors who purchased common stock and warrants in January 2000 pursuant to certain rights in their registration rights agreement.

Item 3. Defaults upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits.

Exhibit No.	Description	Location	Sequential Page No
27	Financial Data Schedule	Attached	(filed only electronically with the SEC)

(b)	Reports on Form 8-K.

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BURST.COM, INC.
Date: November 17, 2000	By: /s/ Richard Lang —————————————— Richard Lang, Chairman
By: /s/ John C. Lukrich —————————————— John C. Lukrich, Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description
27	Financial Data Schedule