Form 10-K
period 2000-12-31
BURST COM
filed 2001-04-17
CIK 865753

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

   [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the Fiscal Year ended: December 31, 2000

                                       OR

   [_] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from _________________ to _________________ .

                         Commission File No. 33-35580-D

                                 BURST.COM, INC.
              (Formerly known as Instant Video Technologies, Inc.)
             (Exact Name of Registrant as Specified in its Charter)


            Delaware                                            84-1141967
(State or Other Jurisdiction of                             (I.R.S. Employer
 Incorporation or Organization)                          Identification Number)

     500 Sansome Street, Suite 500
      San Francisco, California                                   94111
(Address of Principal Executive Offices)                        (Zip Code)

                                 (415) 391-4455
              (Registrant's Telephone Number, Including Area Code)

Securities Registered Under Section 12(b) of the Exchange Act:  None.
Securities Registered Under Section 12(g) of the Exchange Act: Common Stock $.00001 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Registrant's Common Stock held by non-affiliates on March 16, 2001 was approximately $5,468,881 based on the closing price of the Common Stock as reported on The Nasdaq Stock Market for that date.

As of March 16, 2001, there were 21,648,125 shares of the Registrant's Common Stock outstanding.

                                 BURST.COM, INC.

                          2000 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS


                                                                            Page
                                     PART I

Item 1.   Business                                                            3

Item 2.   Property                                                           14

Item 3.   Legal Proceedings                                                  14

Item 4.   Submission of Matters to a Vote of Security Holders                14

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related
               Stockholder Matters                                           15

Item 6.   Selected Financial Data                                            15

Item 7.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                     15

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk         24

Item 8.  Financial Statements and Supplementary Data                         24

Item 9.   Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosure                                      24

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant                 25

Item 11.  Executive Compensation                                             27

Item 12.  Security Ownership of Certain Beneficial Owners and
               Management                                                    29

Item 13.  Certain Relationships and Related Transactions                     31

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
               8-K                                                           35

          Signatures                                                         39


Instant Video(R), Burstware(R), Burstaid(R), Faster-Than-Real-Time(R), Burstware Conductor(R), Burstware Player(R), and Burstware Server(R) are registered trademarks of BURST.COM, INC. All other names are trademarks and/or registered trademarks of their respective owners.

               SPECIAL NOTICE REGARDING FORWARD-LOOKING STATEMENTS

     Some of the matters discussed under the captions "Prospectus Summary," "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business" and elsewhere in this prospectus include forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events, including, among other things:

      o     implementing our business strategy;

      o     maintaining sufficient cash balances to continue in operation;

      o     attracting and retaining customers;

      o obtaining and expanding market acceptance of the products and services we offer;

      o forecasts of Internet usage and the size and growth of relevant markets;

      o     rapid technological changes in our industry and relevant markets and

      o     competition in our market.

     In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "predicts," "potential," "continue," "expects," "anticipates," "future," "intends," "plans," "believes," "estimates" and similar expressions. These statements are based on our current beliefs, expectations and assumptions and are subject to a number of risks and uncertainties. Actual results, levels of activity, performance, achievements and events may vary significantly from those implied by the forward-looking statements. A description of risks that could cause our results to vary appears under the caption "Risk Factors" and elsewhere in this prospectus. These forward-looking statements are made as of the date of this prospectus, and except as required under applicable securities law, we assume no obligation to update them or to explain the reasons why actual results may differ.


                                     PART I

ITEM 1: BUSINESS.

THE COMPANY

     We are an independent provider of client/server network software for the delivery of video and audio information over networks. Our office is located in San Francisco, California. Our software manages the delivery of video and audio content over a variety of networks; optimizing network efficiency and quality of service. Our Burstware(R) suite of software products enables companies to transmit video and audio files at Faster-Than-Real-Time(R)speed, which is accomplished by utilizing available bandwidth capacity to send more video or audio data to users than the players are consuming in real time. This data is stored on the users' machine for playing on demand, thus isolating the user from noise and other network interference. The result is high quality, full-motion video and CD-quality audio to the end-user. Burstware(R) utilizes several components of our international patent portfolio, including the Faster-Than-Real-Time(R) delivery method.

     We began as a research and development partnership in 1988, with initial activities focused upon technical investigations, patent development and research pertaining to the viability of transmitting and receiving video and audio programming in faster-than-real-time over a variety of networks.

     In 1990, we incorporated, changed our name to Explore Technology, and secured $2.0 million in funding in order to develop prototype hardware and software for demonstrating faster-than-real-time transmission and reception of audio and video programming; we described this type of communication as "burst". We hired an engineering firm in Palo Alto, California to construct a pair of "burst" video/audio transceivers. At the time this work was undertaken, networks capable of providing "burst speeds" at practical prices were not available.

     During the second quarter of 1992, we were acquired by Catalina Capital Corporation, a small public company organized as a Delaware corporation on April 27, 1990. As a result of this transaction, our original shareholders received 85% of the outstanding shares of Catalina Capital Corporation, which was renamed Instant Video Technologies, Inc. in 1993.

     In the first half of 1995, we began development of a software product that would incorporate our patented intellectual property for faster-than-real-time burst transmission of multimedia content over computer networks. At that time, we contracted with a consulting firm to develop this software product. A prototype was created to run on a variety of networks. In 1996, we entered into agreements with three customers for use of the software in their products and services. We continued our product development through 1997 by contracting with a third-party consulting firm.

     In September 1997, our co-founder, Richard Lang, returned as Chairman, CEO and President. As a result, in the last quarter of 1997 we restructured our management team, obtained funding to continue operations, refocused our product development, and brought technology development in-house.

     At the end of the third quarter of 1997, we suspended sales of our prototype software to customers in order to concentrate our efforts on developing a new suite of Burstware(R) software products to position us for future growth. Resources were directed at product development to facilitate our new strategy and resulted in no software license sales in 1998.

     In 1998, we focused on developing a commercially marketable suite of software products; raising the capital necessary to meet operating requirements, and building our management team. We released a test version of the Burstware(R) suite of software products on schedule in March 1998 and began testing with selected companies in April 1998. New versions of the test software were released in June and November 1998.

     We released our first product, Burstware(R) Version 1.1, to the public in February 1999, and in November 1999 we released Burstware(R) Version 1.2, which contained the Burst-Enabled(TM) Windows Media Player. In 1999, we recruited sales, marketing and development staff and signed six reseller agreements. Customer evaluations were undertaken during the second half of 1999. Initial sales commenced in February 2000.

     In January 2000, we changed our name from "Instant Video Technologies, Inc." to "Burst.com, Inc." Our stock trades on the Nasdaq SmallCap Market under the symbol "BRST".

     In November 2000, due to insufficient funds and sales to support our organization, we laid off 77 employees out of a total of 95 and cut back drastically in our sales, marketing and engineering spending. In March 2001, we laid off all but five of the remaining employees, and accepted the resignations of Douglas Glen, John Lukrich, and Edward Davis. The Chief Executive Officer position was assumed by our Chairman, Richard Lang, and our Controller, Jeffrey Wilson, took over as Chief Financial Officer. Unless specifically noted, references to our executive officers throughout this annual statement refer to the officers in place at December 31, 2000. See "Liquidity and Capital
Resources" and "Risks and Uncertainties" under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7.


INDUSTRY BACKGROUND

     In recent years, several related technologies have converged to enable the distribution of video and audio content over electronic communications networks. As network bandwidth, data storage, processing power, and compression technologies have become increasingly available, the demand for high quality video and audio over the Internet, as well as over intranet and extranet networks, has expanded rapidly. According to Piper Jaffray, the number of households with broadband access is estimated to be 6.6 million, increasing to
21.7 million by 2002. The result of such developments has been the transition of the Internet from a static, text-oriented network to an interactive environment filled with graphical and audio-visual content.

     Distributing audio-visual content over the Internet, or within an intranet, offers certain advantages and capabilities not generally available through traditional media, including consumer targeting and interactive responsiveness. As businesses have begun to recognize the cost, inconvenience and inefficiency of business communication tools such as audio and videoconferencing, online communications between business-to-business, business-to-consumer and business-to-employee have become commonplace. Piper Jaffray estimates that streaming hours will grow at a compound rate of 124% in the next five years.

In order to capitalize on this explosion in Web-based content and the large and growing number of Web-based communication channels in both the business-to-business and business-to-consumer markets, a number of companies have developed first generation software solutions intended to deliver such content to the end user. These first generation solutions have commonly been referred to as real-time streaming solutions that allow for the transmission and remote playback of continuous "streams" of media content, including live video and audio broadcasts. These technologies were designed to deliver audio and video content over widely used 28.8 kbps narrow bandwidth modems and, to a limited extent, are capable of utilizing higher speed access provided by digital subscriber lines, cable modems and other broadband emerging technologies.

MARKET OPPORTUNITY

     Although current streaming technology represents a significant advancement over earlier technologies, it remains unable to provide the client with reliable, uninterrupted, full-motion, studio-quality video, particularly video-on-demand, or VOD, and CD-quality audio. That is, first generation solutions rely upon a network design in which various client computers are connected to centralized server computers. Typically, one server is intended to service a multitude of clients. During a typical session, a server must deliver data in frequent and regular intervals, or just in time, for the length of any real-time play of content. For example, a 30-minute video requires that constant communication between servers and clients be maintained for 30 minutes of real-time viewing. Moreover, in all cases involving real-time streaming, as the number of end users expands, the number of server connections must also increase at a ratio of 1 to 1. Real-time streaming through such a network cannot scale efficiently and, given the infrastructure requirements, remains costly.

     As real-time streaming expands rapidly online with growing demand for audio-visual content, client-centric delivery becomes increasingly susceptible to congestion and disruption within the established client-server universe. As a result, a client's multimedia experience typically is interrupted or degraded. Additionally, the number of real-time connections that can be maintained simultaneously by the server is limited by processing power as well as bandwidth availability. This, along with the fact that a server tends to devote disproportionate resources to the client with the most available bandwidth, also reduces the quality as well as the availability of the video and audio content to most users on the network.

     As a result of these limitations, plus the fact that most streaming technology involves proprietary encoding schemes and limited platform acceptance, widespread dissemination of high-quality streaming content has yet to occur within either the business-to-business or business-to-consumer market. Escalating demand within these markets as well as the need for quality enhancement of content delivery have created a need for a software solution capable of eliminating network disruptions and utilizing client bandwidth efficiently.

THE BURST SOLUTION

     With our patented Burstware(R) technology, we provide a server-based intelligent network management system delivering "Faster-Than-Real-Time(R)" content across a variety of networks. Our software is designed to work equally well with content created using any data compression/decompression (CODEC) methodology. The Java-script Burstware(R) solution ensures a consistent, high-quality experience over multiple platforms through optimization of network resources and superior isolation of clients from network disturbances.

     In a Burst-Enabled(TM) network, the server delivers "bursts" of content of various sizes and frequencies, as required, into a client-side buffer at a Faster-Than-Real-Time(R) rate of consumption. On the client side, the local buffer of stored, or cached, data acts as a reserve providing continuous play in the event that data flow across the network is disrupted. Once the network recovers, the local buffer is rapidly "topped off" at a Faster-Than-Real-Time(R) rate. Upon delivery completion, the server disengages from the client and is free to address other clients awaiting content delivery, with service prioritized based on the client's buffer level, rate of consumption, available bandwidth and other variables.

     Under typical network conditions, demand for media content rises and falls. Real-time streaming's architecture must allocate network bandwidth for the peak demand, wasting bandwidth during lower demand occurrences. Bursting tends to average out the peaks and troughs using an intelligent buffer management system. Buffers are replenished in anticipation of client needs at rates Faster-Than-Real-Time(R). This intelligent network management reduces demand for bandwidth at peak times.

     With the same amount of allocated bandwidth, Burstware(R) supports more users with less infrastructure. In a November 2000 study by Approach, Inc., a research firm specializing in the digital media market, Burstware(R) was shown to be up to 25% more bandwidth efficient than Microsoft's Windows Media System.

     With a need-based delivery model and the ability to service the same number of clients using fewer network resources, Burstware(R) technology also offers quantifiable savings over a wide variety of end user environments. Simulations have shown that

Burstware's(R) intelligent network management system can provide significant improvement in network efficiency, or throughput, when compared to real-time streaming. The Approach report also concluded that the return on investment for a content provider using Burstware(R) was 16% to 43% more favorable than the return on investment for a similar configuration using Windows Media System.

     During all phases of content delivery, Burstware's(R) network-based architecture allows for continuous monitoring of consumption rates, multiple end-user needs, and changes in network conditions. Using connection acceptance criteria, Burstware(R) can determine which network legs or servers are overburdened and then shift the load accordingly. In addition, through synchronizing content delivery across backup servers and conductors, the Burstware(R) system creates a reliable failover for uninterrupted service in the event of component or network failure, thereby eliminating the need for the client to request that the server resend the entire file.

     Developed with the flexibility of open standards, the Burstware(R) network management elements are focused exclusively on content delivery without regard to proprietary CODEC or rendering technologies, leaving application developers free to use whichever CODEC is required of their application. Burstware(R) architecture currently supports numerous encoding schemes, including MPEG1, MPEG2, MP3, ASF, AVI and QuickTime, with the ability to adapt quickly to new technologies as they are brought to market. Moreover, the Burstware(R) solution is platform and player neutral. Burstware(R) operates on Microsoft Windows NT, Solaris and Linux platforms as well as a Burst-Enabled(TM) Windows Media Player and a Java-based player, or JMF.

     The intelligent Burstware(R) network resource management features enable multiple end user applications as well. With the capacity to deliver data in a clear, efficient and cost-effective manner, the Burstware(R) solution creates a high-quality audio-visual experience for the end-user and enables powerful business-to-business, business-to-customer and business-to-employee communication. Burstware(R) also gives producers, aggregators and developers the ability to reach new markets with virtually unlimited access to vast libraries of content. With these various applications, Burstware's(R) network delivery mechanism is ideally suited for numerous industries including news, entertainment, retail and advertising as well as local, state and federal governments and agencies.

BUSINESS OF THE COMPANY

Overview

     The Company intends to become a worldwide provider and licensor of Burstware(R) software and intellectual property for use within commercial, multimedia, and interactive networks. The Company also intends to expand the number of patents contained within its patent portfolio and develop additional Burstware(R) products and applications.

     The potential applications and uses of the Company's technology are wide reaching and are not limited to software. The Company also intends to investigate other strategies to expand Burst's technology to other potential applications including video servers and multimedia hardware, such as TVs, network appliances and set top boxes, multiplying the potential markets for Burstware(R)-based products.

Burst Technology

     Burstware(R) is a client-server software product that manages and optimizes the delivery of high quality video and audio (time-based media) across broadband networks. The heart of Burstware's(R) capabilities is embodied in its patented "Faster-Than-Real-Time(R)" transfers of data that enable interference-free time-based media delivery and playback. The commercial product was released in February 1999.

     The Burstware(R) video delivery system consists of one or more servers, conductors and client-side players interconnected by one or more networks. Burstware(R) supports a broad array of encoding standards, although it is neutral to specific compression technologies. This multi-tiered, client-server system provides enterprise-class failure protection combined with full scalability, and can operate over a combination of private LANs and public broadband networks.

     Burstware(R) is designed to benefit customers through the following capabilities of the product: 1) more simultaneous users of video and audio within the same bandwidth used by the competition; 2) highest quality viewing experience without disruptions; 3) low cost, scalable expansion to meet increased numbers of users; and 4) control over the effects of video and audio on the enterprise network.

Strategy

     Burst.com's goal is to be the leading provider of media delivery technology to the broadband industry. We will pursue this goal by developing proprietary technology, protecting that technology with international patents and licensing the technology and patents to companies providing comprehensive media-on-demand solutions.

Develop Proprietary Technology

     Since its inception, Burst.com has been a leader in developing innovative solutions to media delivery problems. Our Burstware(R) architecture provides better bandwidth economies, higher reliability and a superior consumer experience. We will continue to enhance the technology underlying Burstware(R) to solidify our performance leadership position. These enhancements include the development of Burstware(R) extensions supporting live events. This will permit delivery of live events to Windows Media Player and other industry-standard players with pausing and "rewinding" functionality.

Extend our Patent Portfolio

     We regard our patent portfolio as critical to our ability to realize maximum value for our technology. Since the company was first incorporated, we have had 33 U.S. and international patents issued, and we currently have another nine pending. Several additional patents are in development.

     Burst  patents   address  our   Faster-Than-Real-Time(R)   media   delivery
mechanism, our approach to network resource optimization, and elements of client-side functionality. Burst.com patents have issues in the United States, Australia, Europe, Korea, India, Japan and Canada.

License our Technology To Industry Leaders

     For the past several years, Burst has pursued a strategy of selling media delivery software and hosting services. This strategy has not produced the level of revenues necessary to sustain an effort by Burst to compete head-to-head with powerful leaders such as Microsoft and RealNetworks. Our revised strategy is to license our technology software and patents to one or more of leading end-to-end solution providers. We believe that companies who license our technology and patents will obtain a sustainable competitive advantage in terms of bandwidth efficiency, reliability and user experience. We believe that Burst.com will be able to maximize the value of its technology and intellectual property assets through such licensing arrangements.

     Target licensees include (i) marketers of server/client software, such as Microsoft, Apple and RealNetworks; (ii) Internet service providers, such as America On-Line and Excite@Home; (iii) infrastructure providers, such as telecommunications and cable companies and (iv) marketers of enabling hardware for broadband media-on-demand businesses.

Engineering and Product Development

     We believe that our future success will depend in large part on our ability to enhance Burstware(R) and maintain our technological leadership. Our product development organization is responsible for product architecture and core technology. Coding, testing and quality assurance are outsourced. As of March 01, 2001, our internal development organization consisted of two people.

     During the past three years, we have made substantial investments in product development and related hosting activities ($4,300,328 in 2000, $4,076,700 in 1999 and $800,600 in 1998). The current version of Burstware(R) has been developed primarily by our internal engineering staff and, in some instances, with the assistance of external consultants. In March 1998, we released a Beta version of Burstware(R), followed by subsequent modifications during the year. We released our first commercial (GA) Burstware(R) product suite in February 1999. This release is a client-server software product that manages and optimizes the delivery of high quality video and audio across broadband networks. The servers become intelligent network managers, efficiently allocating bandwidth and scheduling burst delivery of multimedia content among multiple users. Microsoft Corporation's Windows NT/95/98 operating systems are supported on client machines, with Windows NT and Sun Microsystems' Solaris operating systems supported on servers in client-server networks. In August 1999, we released support for the Linux platform in our Version 1.1.3. Also in August 1999, we acquired Timeshift-TV, Inc. in a stock-only transaction from Richard Lang, our Chairman and then CEO, Earl Mincer and Eric Walters, who subsequently became employees of ours. Timeshift-TV holds assets, including intellectual property, in the area of time-shifted real-time broadcasting, which we plan to integrate into our advanced video and audio delivery solutions. We also plan to license the Timeshift-TV intellectual property to other parties for various applications. We recorded $1,333,000 in expense for in-process research and development costs purchased in connection with this acquisition. In November 1999, we released the capability to Burst-Enable(TM) the Windows Media Player in Version 1.2. In November 2000, due to insufficient funding and sales to support our organization, we laid off all but two engineers and cut back drastically in our product development spending.

Product Offerings

Our suite of Burstware(R) software is summarized below:


          Burstware Component                                        Features
          -------------------                                        --------
Conductor:                                          o  Central management service
                                                    o  Monitors all servers
The Conductor  manages the distribution of          o  Centralized  point of control for
video player requests over multiple  servers,          and audio on network
providing scalability, load balancing and           o  Scalable deployment of servers reliable fail
over                                                o  Add and remove servers as needed
                                                    o  Asynchronous
                                                    o  No performance bottlenecks
                                                    o  Reliable fail over mechanism
                                                    o  Load balancing
                                                    o  Replicated conductors
                                                    o  Audit trail logging

Server:                                             o  Patented buffer management system
                                                    o  Provides  significant network  efficiencies and enhanced
The  server  "bursts"  media  files  to  player        viewer experience
memory or disk buffers in Faster-Than-Real-         o  Faster-Than-Real-Time(R)delivery
Time(R),  tracking buffer levels and allocating     o  Provides isolation from network problems
bandwidth accordingly.                              o  Traffic shaping
                                                    o  Limits bandwidth usage to the allocated bandwidth
                                                    o  Controls impact of video and audio on the network
                                                    o  Utilizes optimized  connection  acceptance  criteria for guaranteed quality-of-service
                                                    o  CODEC-neutral
                                                    o  Replicated  server for load  balancing and reliable fail over
                                                    o  Extensive logging of client session statistics

Player:                                             Burst-Enabled(TM) Windows Media Player
                                                    o     Burstware  Server(R) delivers  content to  Windows  Media
Plays  data out of the local  buffer to the end           Player
user,  shielding  the  end  user  from  network     o     Provides both disk-based and RAM-based caching
disruptions.                                        o     Supports player scripting and high interactivity
                                                    o     Existing  Windows Media Player  applications  can easily
                                                          be burst-enabled
                                                    o     Works in a browser or in a standalone application
                                                    o     VCR-like functionality and controls
                                                    o     CODECS supported include:  MPEG-1,  MPEG-2, MP3, Windows
                                                          Media Audio, and Apple Quicktime ASF

                                                    Burstware(R)Java Based (JMF) Player
                                                    o     Player scripting
                                                    o     Works in a browser or in a standalone application
                                                    o     VCR-like functionality and controls
                                                    o     Supports many industry standard CODECs

Architecture

     Burstware(R) employs a multi-tier, distributed architecture to provide a fully scalable and fault-tolerant platform for high-quality multimedia delivery and management. The architecture is designed to take advantage of the benefits and minimize the shortcomings of using an unreliable, heterogeneous, IP-based network--such as the Internet--for reliable multimedia delivery to a mass audience.

Component Overview

     The central management component of the architecture is the Burstware Conductor(R), which manages and monitors the Burstware Servers(R) and provides the point of contact for burst-enabled client applications, such as the Windows Media Player.

     The Burstware Server(R) provides reliable media delivery to clients, and uses flow optimization algorithms to maximize overall bandwidth throughput, while ensuring that each client is allocated sufficient bandwidth for uninterrupted playback of video.

     Burst-enabled client applications provide an intelligently managed client-side cache, and co-operate with the conductor and server to provide the playback of video and audio exactly as the file was encoded, with no jitter, dropped frames, or signal degradation.

Media Delivery Procedure

     When a Burst-Enabled(TM) client requests a media file, it contacts a conductor with a request for service. The conductor intelligently routes the client to the server that offers the best point of service for the request. The client then establishes a two-way reliable TCP/IP connection to the server, and delivery and playback of the media file begins.

     The client continuously provides feedback to the server about how fast the media file is being consumed, the state of the client buffer, and other information. This data from all clients is fed into the server's flow optimization algorithm described above, and the server uses the flow algorithm to schedule delivery of data to clients at the rate that maximizes use of network resources and minimizes the likelihood of buffer starvation. Flow rates are continuously adjusted as network conditions and server loads change.

Advantages

     Burstware's(R) multi-tiered architecture offers two key advantages over the traditional two-tier streaming architecture: enterprise-class scalability and mission-critical fault tolerance.

Scalability

     The Burstware(R) system is highly scalable, and can grow from one server to hundreds of servers in a manner that is completely transparent to clients. Since only the conductors are aware of the location and number of servers, new servers can be added and existing ones moved or removed without any updates to client applications. One conductor can support and manage hundreds of servers. The conductor continually monitors server loads and routes incoming client requests to the least loaded eligible server, providing intelligent load balancing that goes far beyond such simple schemes as round robin routing.

     Because client interaction with the conductor is limited to the initial request for service, a single conductor domain can easily scale to support tens of thousands of concurrent client connections. Additionally scalability can be achieved by employing multiple conductor domains, which can be integrated with third-party IP routing solutions.

Fault Tolerance

     Burstware(R) achieves complete fault-tolerance, including no single point of failure, by fully replicating all components in the system. The conductor is replicated in kind, and burst-enabled clients can contact either conductor for service. Additionally, each server is automatically configured to provide failover protection for all other servers containing the same media content. Servers and conductors can be added and subtracted at runtime without shutting down other system components.

     If a server fails or becomes unavailable for any reason, including the failure of a network link from the client to the server, all clients that have lost contact with the server are automatically routed to other servers.
Burstware(R) establishes a new connection to an available server for each client, and the new server picks up multimedia delivery exactly where the failed server left off. Since the client-side buffer provides the ability for clients to disconnect and re-connect without impacting the viewing experience, the viewer is unaware that any failure has occurred.

Technology

     The design mission for Burstware(R) technology is to provide the premier platform for the management and delivery of digital video and audio content. Burst.com has recognized the needs of the marketplace for a product that provides quality, reliability and manageability far beyond what existing streaming solutions can deliver.

     Burstware's(R) design takes advantage of emerging trends in technology such as available client-side storage and network bandwidth to provide a forward-thinking, flexible and highly effective approach to multimedia delivery and management. Our engineering team has extensive experience in network protocols, distributed multi-tiered architectures, digital video, real-time control systems, and optimization algorithms. As a result, we believe Burstware(R) is well equipped to address the escalating demand for multimedia applications.

Architected for Industry Trends

     By taking the caching model all the way to the client, Burstware(R) is the first adopter in a new paradigm for multimedia delivery, and is uniquely positioned to take advantage of the trends toward broadband networks and inexpensive client storage. Designed to optimize expensive resources such as bandwidth and server-side hardware by utilizing freely available client-side storage resources, Burstware(R) provides an advanced network management and optimization platform for audio and video content delivery.

     Central to the Burstware(R) technology are the scheduling algorithms in the Burstware Server(R), which schedule bursts of data of varying size and time intervals to each client. The Burstware(R) Scheduler employs proprietary algorithms to guarantee each client quality of service while optimizing the use of bandwidth and other network resources.

     The Burstware Server(R) Scheduling Engine consists of a Call Admission Control System, or CAC, a Flow Optimizer and a Flow Engine. The CAC ensures that a new client is accepted onto the network only if its admission will not compromise quality of service to existing clients or to the new client. It is worth noting that a configurable "burst margin" of bandwidth is held in reserve by the CAC for use by the Flow Optimizer as described below. Clients that are rejected by one Burstware Server(R) are transparently routed to another, making the end user unaware that one of the Burstware Servers(R) has reached its maximum utilization.

     The Flow Optimizer calculates the amount of data to deliver, or the flow rate, to each client in order to maximize Burstware Server(R) throughput while ensuring that each client receives sufficient data flow for uninterrupted, continuous playback. The burst margin that is held in reserve by the CAC algorithm is available for allocation by the Flow Optimizer, which forces delivery of content in faster-than-real-time even under heavy network load scenarios. Overall, this process exerts upward pressure on client-side buffer levels, ensuring a jitter-free viewing experience.

     The Flow Engine is a low level sub-system responsible for achieving the session flow rates imposed by the Flow Optimizer. It advances through disk or cache resident content files and paces the transmission of the video data as bursts over the outgoing transmission control protocol connections linking the server to each player. Incoming status notifications from each player provide any needed feedback on actual flow rates and downstream buffer conditions.

     These optimization algorithms enable a single Burstware Server(R) to simultaneously deliver files ranging the full spectrum of encoded bit rates, from ASF files designed for 28.8 modems to MPEG-2 files encoded at 8 Mbps or more, to a wide variety of clients with radically different connectivity and other capabilities, while maintaining the highest quality viewing experience for each client.

Application-Level Quality of Service in Unpredictable Networks

     One of the challenges of IP-based video delivery systems is to provide a smooth, uninterrupted video experience in the face of the variable bandwidth capacities and network latencies of a packet-switched network. Traditional streaming solutions, by delivering data just in time for display to the client, are highly sensitive to moment-to-moment variations in the network capacities at each link between the client and server. Whenever bandwidth capacities fall below the encoding rate of the video, even briefly, video quality will suffer.

     As described in the above section, Burstware(R) is able to provide a high quality of service by employing a sophisticated client cache-management scheme and delivering video data faster-than-real-time consumption. This application-level quality of service is far less expensive than network-layer quality of service, or QoS, schemes, which require that every router between the client and server be able to guarantee that bandwidth and latency fall within a narrow, specified range. Application-level QoS has the additional advantage of working across network segments that are not capable of providing network-layer QoS.

     Application-level QoS also enables the use of higher-quality video encodings across channels with variable bandwidth capacity. Real-time streaming architecture requires that videos be encoded at a rate less than the minimum bandwidth between the client and the server. Burstware(R), on the other hand, is resilient to the average bandwidth between client and server, allowing delivery of higher bit rate encodings.

Network Management Capabilities

     A significant barrier to widespread adoption of streaming technologies has been reluctance on the part of network managers to subject their networks to the unpredictable and demanding requirements of traditional streaming solutions. With Burstware(R), bandwidth use can be controlled at various levels, including the entire Burstware domain, an individual Burstware Server(R) or locally on the client side. Bandwidth limits can be adjusted dynamically at runtime, allowing sophisticated traffic shaping over time and space. Content-specific caching and routing controls also provide users with the flexibility needed for today's applications.

     Client configuration parameters include those for network optimization and control, content protection, and player behavior. These parameters can be centralized in a web page or customized by individual clients, giving application developers a high degree of control over their video-enabled applications.

Open Architecture

     One of the keys to adoption of new technologies is a high degree of interoperability with existing hardware and software. Burstware(R) has been designed from the ground up to have open architecture at every product level, allowing easy integration with a wide variety of third-party solutions.

     The ability to interoperate with other applications is accomplished at several different levels. A wide variety of industry-standard players, as well as other applications, can be Burst-enabled using our Player Software
Development Kit. Burst-enabled players retain all of their existing functionality, thus facilitating integration of an existing Windows Media Player web application, for example, to the Burstware(R) delivery system. Integration with third-party automated billing and report generation tools is accomplished with the

Burstware(R) Log Toolkit, which provides both an XML-based and an ODBC-based data transfer capability. We also believe that external cache management systems such as those offered by Akamai and Inktomi can integrate with Burstware(R) through our directory-based media management system.

     Portability is another important aspect of an open architecture. Burstware(R) is a software-only solution and the Burstware Servers(R) and Conductors are written almost entirely in Java, allowing easy porting as new hardware and OS platforms become available. Additionally, interprocess communication is 100% IP-based and runs on nearly all modern networks, both wired and wireless. This highly portable implementation allows Burstware to take immediate advantage of new advances in hardware such as multiprocessor, multi-NIC, SMP Servers, advanced storage systems and wireless technologies.

Competition

     We compete in markets that are rapidly evolving and intensely competitive. We have experienced and expect to continue to experience increasing competition from current and potential competitors, many of which have significantly greater financial, technical, marketing and other resources.

     In addition to Burst, there are four significant media delivery companies that compete in similar market segments. The Burstware(R) product is priced similarly to products offered by our major competitors, but competition is based primarily on features and functionality. Our competitors use real-time streaming technology as opposed to our Faster-Than-Real-Time(R) solution. RealNetworks and Microsoft have concentrated on the consumer markets, while Tektronix and Cisco are primarily focusing on the business-to-business markets. RealNetworks, Apple and Microsoft are moving into the business-to-business markets with large clients such as 3Com and Northrup Grumman. Tektronix and Cisco address the problem of network management, although in a limited fashion. Currently, there is limited competition in the broadband arena. Because of our patent portfolio, we are able to offer unique network efficiency management, scalability and reliability features and functionality, which combine to provide a competitive advantage. While we can deliver multimedia content in a real-time mode, our architecture is ideally suited to capitalize on the growth in broadband networks and inexpensive storage.

     RealNetworks

     RealSystem G2 is a fully integrated encoder, server, splitter/cache and player system. RealNetworks is dominant in the Internet market and the low bandwidth applications, which have primarily centered around news and entertainment markets. With their dominance in the consumer market and brand awareness, they are gaining ground in the business sector with clients like 3Com, Boeing and General Electric. We believe that RealNetworks' use of real-time streaming technology, its lack of network management and its
CODEC-dependence will give us a competitive advantage in the business-to-business market. To effectively deploy RealNetworks for a broadband application, the software must be bundled with Digital BitCasting, and Inktomi (or similar caching product.

     Windows Media

     Windows Media Technologies 7.0 provides an end-to-end solution for streaming multimedia, from content authoring to delivery to playback. Microsoft is building brand strength by bundling Windows Media with other Microsoft Products. Windows Media's presence in the business-to-business market is currently not significant. Windows Media Technologies is targeting the streaming audio segment by being the only streaming media platform to feature FM-stereo quality over a modem and improved piracy protection. Like RealNetworks, Microsoft is focusing on the consumer market by attracting content providers rather than developing their media delivery system. Windows Media is relying on streaming technology to deliver video and audio and offers no network management solution. Consumers with the Windows Media Player (a component of Windows Media Technologies) can use the Burst-Enabled(TM) Windows Media Player to increase the content quality, reliability and efficiency of their network.

     Tektronix

     Tektronix has two product lines, Profile video servers and Grass Valley products that provide communication solutions that are used to distribute and store broadcast and post-production information. Tektronix is focusing primarily on Video-Centric LAN/WAN Networking and Broadcast Production Networking. Tektronix is concentrating on the business-to-business markets primarily through value added resellers, direct sales, service providers and Original Equipment Manufacturers. Tektronix does perform minimal network management, but uses streaming technology.

     IP/TV

     Cisco Systems, Inc.'s IP/TV claims its software offers high-quality video broadcasting and video on demand services, industry-leading management capabilities, built-in scalability, network-friendly technologies such as IP Multicast, and an easy-to-use viewer interface. Cisco's IP/TV servers attempt to provide scalable, turnkey bandwidth-efficient solutions. Their hardware platforms are pre-configured with the IP/TV software, creating a complete network video solution. Cisco's IP/TV is targeting the business-to-business markets. IP/TV is combining streaming technology with its Content Manager to balance loads and to track specific viewing and management functions. In addition to IP/TV, Cisco recently announced that it had agreed to acquire SightPath, Inc., a company that provides software permitting end-users to more easily broadcast live events over the Internet and centrally manage engineering designs or video for diagnosing medical conditions.

Others

     There are other companies who offer streaming media solutions for the Internet and corporate intranets. Many claim to have streaming media solutions for corporate training, distance education, health care, and entertainment. Some companies offer media servers with the ability to stream content to up to 500 desktops at one time. Others offer content management and media players. Burstware(R)'s potential competitors offer no or limited network management. This is a rapidly evolving market with no barriers to new entrants. Many competitors, current and potential, may have access to more resources than are available to us.

Sales and Marketing

     While we pursue technology licensing arrangements with streaming media industry leaders, we will continue to support our software and hosting customers, as well as pursue new customers. Such customers include any business or other end-user that desires to send, receive or effectively manage high-quality video and audio content over networks. Target markets include
corporate   communications,    education,    advertising,    entertainment   and
broadcasting.

     We market to our customers through a combination of direct sales, sales representatives and value added resellers. The internal sales organization consists of two individuals as of March 16, 2001.

     We do not believe that there is any significant seasonality that would affect sales of our products or services. As of March 16, 2001, there was no backlog of unfilled orders for our products.

Patents and Trademarks

     Our business is highly dependent on our patent portfolio. We have nine U.S. patents. The early patents describe a broad class of systems that allow a user to view, edit, store video information and send and receive the data associated with that video information over networks in less time than is normally required to view or listen to the content. The later patents describe particular distribution methods designed to deliver video information to remote systems.

     Our core patents describe systems that are able to receive a high quality video signal, store received information locally, manipulate that information with editing, processing, compression and decompression tools, display the signal for viewing and re-send the manipulated information on to other such machine systems in faster-than-real-time. Our current patents will expire on various dates in 2007 through 2016.

     We have two European patents that incorporate the subject matter of the first six U.S. patents, three Australian patents, one South Korean patent, one Japanese patent, two Indian patents, and one Canadian patent. We have filed for a number of additional domestic and international patents.

     In addition to protecting the Burstware(R) product offerings, our patents have broader application as various market applications appear, and our potential to license our intellectual property expands into additional vertical market segments.

     We view our portfolio as a critical component in gaining relationships with strategic partners, strongly positioning our products' competitive advantage. Potential licensees include companies such as server and client manufacturers, bandwidth providers, content aggregators, copyright owners, and other hardware manufacturers.

     We have registered the trademarks "INSTANT VIDEO(R)", BURSTWARE(R), BURSTAID(R), FASTER-THAN-REAL-TIME(R), BURSTWARE CONDUCTOR(R), BURSTWARE PLAYER(R) and BURSTWARE SERVER(R)," in the United States, as well as in certain countries in Europe and Asia.

Employees

     As of April 2, 2001, we have five full-time employees working in administration, finance and legal. We have never experienced a work stoppage and no personnel are represented under collective bargaining agreements. We laid off 77 employees in November 2000 and 11 on April 1, 2001 due to insufficient funding and revenues to support our organization. Several former employees have agreed to avail themselves on a contract basis, should the need and funding arise.


ITEM 2.  PROPERTY.

     We presently occupy approximately 8,000 square feet of office space at 500 Sansome Street, San Francisco, California, under a lease that expires at the end of October 2005. The lease provides for rent of $27,000 per month, fully serviced. We have closed all our regional sales offices. We believe that our facilities are not suitable and are excessive for our needs. We are currently in negotiations to buy out the lease of the Sansome Street property and move our offices to Santa Rosa, California.


ITEM 3. LEGAL PROCEEDINGS.

     On January 17, 2001, the Company filed for arbitration in an action against Whit SoundView f/k/a E*Offering. The action was filed with the American Arbitration Association in San Francisco. The dispute involves the rescission of an exclusive investment banking agreement and return of fees. At this time, the Company estimates that its exposure for legal and court costs should not be material. We are not aware of any other material legal proceedings pending or threatened against us.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

     Our Common Stock is traded on the Nasdaq SmallCap Market under the symbol "BRST". The following table sets forth the closing high and low bid prices of the Common Stock for the periods indicated. These prices are believed to be representative inter-dealer quotations, without retail markup, markdown or commissions, and may not represent prices at which actual transactions occurred.


                                                Bid
                                          ---------------
              1999                         High       Low
          ----------                      ------    -----
          1st Quarter                     $ 11.88   $  6.00
          2nd Quarter                     $  9.75   $  6.00
          3rd Quarter                     $  9.6875 $  5.875
          4th Quarter                     $  9.25   $  5.50

              2000
          1st Quarter                     $ 18.375  $  7.75
          2nd Quarter                     $  9.6875 $  4.75
          3rd Quarter                     $  8.625  $  4.625
          4th Quarter                     $  5.75   $  0.25


     The number of holders of record of the Company's $.00001 par value Common Stock at December 31, 2000, was approximately 900. The closing price of our stock was $0.34 on March 16, 2001.

DIVIDENDS

     Holders of Common and Preferred Stock are entitled to receive such dividends as may be declared by our Board of Directors. No dividends have been paid with respect to our stock and we anticipate no dividends to be paid in the foreseeable future. It is the present policy of the Board of Directors to retain all earnings to provide for the growth of the Company. Payment of cash dividends in the future will depend, among other things, upon our future earnings, requirements for capital improvements and financial condition.

     At December 31, 2000, we had an accumulated deficit of approximately $57 million and, until this deficit is eliminated, will be prohibited from paying dividends.

RECENT SALES OF UNREGISTERED SECURITIES

     In November and December 2000, we entered into two Convertible Promissory Notes aggregating $500,000. These Notes are convertible at the option of the Noteholder into a new series of Preferred Stock to be identified as Series A-2001 at a per share conversion price of $5.00. The Notes bear interest at the rate of six percent (6%) per annum and are payable in full on their first anniversary.


ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with our financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this document. The statement of operations data for the years ended December 31, 1996 and 1997 and the balance sheet data for December 31, 1996, 1997 and 1998 are derived from financial statements that KPMG LLP has audited but are not included in this filing. The statement of operations data for the year ended December 31, 1998 is derived from financial statements that KPMG LLP, independent accountants, have audited and are included elsewhere in this registration statement. The statements of operations data for the years ended December 31, 1999 and 2000 and the balance sheets data as of December 31, 1999 and 2000 are derived from financial statements audited by BDO Seidman, LLP, independent certified public accountants, and are included elsewhere in this document. Historical results are not necessarily indicative of the results to be expected in the future.

                                                                         Year Ended December 31,
                                            ----------------------------------------------------------------------------------------
                                                1996              1997               1998               1999               2000
                                             -----------       -----------       ------------       ------------       ------------
Statement of Operations
Data:

Revenue                                      $ 1,457,597       $   247,879       $     15,000       $         --       $    499,376
                                             ===========       ===========       ============       ============       ============


    Loss from operations                     $  (346,351)      $(1,928,637)      $ (4,663,867)      $(11,509,619)      $(19,556,700)
                                             ===========       ===========       ============       ============       ============

         Net loss                            $  (404,367)      $(2,062,373)      $ (6,916,420)      $(12,977,729)      $(19,609,984)
                                             ===========       ===========       ============       ============       ============

Beneficial conversion
feature of Series B
Preferred Stock                                       --                --         (8,762,425)
                                             -----------       -----------       ------------       ------------       ------------

Net loss applicable to
Common Stockholders                          $  (404,367)      $(2,062,373)      $(15,678,845)      $(12,977,729)      $(19,609,984)
                                             ===========       ===========       ============       ============       ============

Basic and  diluted net loss
per common share:                            $     (0.09)      $     (0.39)      $      (2.35)      $      (1.42)      $       (.98)
====================================================================================================================================


                                                                                 December 31,
                                            ---------------------------------------------------------------------------------------
                                                1996              1997               1998               1999               2000
                                             -----------       -----------       ------------       ------------       ------------
Balance Sheet Data:

Cash and cash
equivalents                                  $   208,613       $    20,551       $  2,212,141       $    302,979       $    296,584
Total assets                                     601,182           155,191          3,249,622          1,091,826          1,662,133
Long-term obligations                                 --            16,833                 --                 --                 --
Stockholders' equity
(deficit)                                         60,106          (983,267)         2,793,358         (5,464,646)        (1,192,730)
------------------------------------------------------------------------------------------------------------------------------------

We have not declared nor paid any cash dividends on our common stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain statements contained in the following Management's Discussion and Analysis of Financial Condition and Results of Operations, including, without limitation, statements containing the words "believes," "anticipates," "estimates," "expects," and words of similar meaning, constitute forward-looking statements which involve risks and uncertainties. Burst's actual results could differ materially from those anticipated in these forward looking statements as a result of certain factors, including those factors set forth under "Risks and Uncertainties" below.

GENERAL

     We are an independent provider of client/server network software for the delivery of video and audio information over networks. Our principal executive offices are located in San Francisco, California. Our software manages the delivery of video and audio content over various networks, including the Internet and corporate intranets, optimizing network efficiency and quality of service. Our Burstware(R) suite of software products enables companies to transmit video and audio files at Faster-Than-Real-Time(R) speed, which is accomplished by utilizing available bandwidth capacity to send more video or audio data to users than the players are demanding. This data is stored on the users' machine for playing on demand, thus isolating the user from noise and other network interference. The result is high quality, full-motion video and CD-quality audio to the end-user. Our revenue is derived from fees for software licenses, content hosting and other consulting services.

     We have incurred significant losses since our inception, and as of December 31, 2000, we had an accumulated deficit of $57,045,878 and cash on hand of $296,584. Our operating expenses as of December 31, 2000 were approximately $450,000 per month. As of April 2, 2001, we had approximately $62,000 cash on hand. As previously disclosed, we have been pursuing a business plan that envisioned raising significant additional capital to continue developing and marketing our products. However, sales of our newly released products have been slower than expected and we have not been successful in raising the additional capital necessary to implement our original business plan. We believe that in view of the limited market demand for our products and the change in market conditions that emerging new technology companies have faced since April of 2000, it no longer appears realistic for us to pursue such a comprehensive, capital intensive plan. As of April 2, 2001, we have reduced projected operating expenses to approximately $100,000 per month, primarily by closing all but one of our marketing offices and reducing our workforce from 95 to 5. The remaining staff is key administrative, financial, and legal, and is considered necessary to preserve continuity. Our immediate goal is to seek additional financing to maintain limited operations and seek a combination of our business with a strategic partner or a sale of all or a portion of our technology. There can be no assurance that we will be successful in our efforts to raise capital or, if successful, that we will succeed in efforts at combining our business with a strategic partner or selling our technology, in which case we would be required to terminate our operations. See also "Liquidity and Capital Resources" below.

We received notice from Nasdaq Listing Qualifications Staff ("Staff")on December 21, 2000 that our common stock failed to maintain a minimum bid price of $1.00 over the previous 30 consecutive trading days, as required by Marketplace Rule 4310(c)(4) ("the Rule"). In accordance with Marketplace Rule 4310(c)(8)(B), the Company was given 90 days to regain compliance with the Rule. However, within the set time period, the Company was unable to demonstrate such compliance. On March 22, 2001, the Company received a determination letter from the Staff stating that the Company had not regained compliance, and that the Company's securities would be delisted from the Nasdaq SmallCap Market at the opening of business on March 30, 2001. On March 29, 2001, the Company appealed the Staff's determination pursuant to Marketplace Rule 4820(a), and a stay was granted on March 30, 2001. The Company has requested a hearing before a Nasdaq Listing Qualification Panel to review the Staff determination. A hearing has been set for May 11, 2001. There can be no assurance that the Panel will grant the Company's request for continued listing. In the event of a delisting from the Nasdaq SmallCap Market, the Company would automatically continue to trade on the Nasdaq OTCBB (Over-The-Counter Bulletin Board) market.

RESULTS OF OPERATIONS

Revenue

     During the year ended December 31, 2000, we earned revenue in the amount of $499,376 compared to $0.00 for 1999. We completed the commercial release of our Burstware(R) suite of products in November 1999 and commenced shipments in February 2000. During 2000, we also introduced our content hosting service, which enables our customers to store their audio-video content on our Burstware servers for delivery to their employees, customers or other end-users over broadband networks. During 2000, our customer Interzest accounted for 60% of revenues. No other single customer accounted for more than 10% of our revenues.

     We had no revenue or cost of revenue for the year ended December 31, 1999, compared with $15,000 revenue for the same period in 1998. These minimal revenues were the result of our redirecting our product and market activity to the Burstware(R) family of products. We released our first product, Burstware(R) Version 1.1, to the public in February 1999, and in November 1999 we released Burstware(R) Version 1.2, which contained the Burst-Enabled(TM) Windows Media Player. In 1999 we recruited key sales, marketing, and development contributors and signed six reseller agreements. Customer evaluations were undertaken during the second half of 1999 and initial sales commenced in February 2000.

Cost of Revenue

     The product cost of revenue recorded for 2000 consisted primarily of the cost of equipment purchased from a third-party, which was resold to a customer in connection with a software sale. Resale of equipment is not part of our sales strategy, and we do not plan to make such sales to any significant degree in the future. The Company had no cost of revenue for the years ended December 31, 1998 and 1999.

Operating Expenses

     Operating expenses were $18,712,381 for the year ending December 31, 2000, excluding equipment losses and write-dowms discussed below, as compared to $11,509,619 during the same period in 1999. This resulted in total operating expenses increasing by $7,202,762 for the year ending December 31, 2000, over the same period in 1999. Research and development increased by $223,596 for the year ending December 31, 2000, over the same period in 1999. There were increases of $3,990,008 for sales and marketing and $2,989,158 in general and administrative for the year ending December 31, 2000, over the same period in 1999. The increased costs were primarily a result of an overall increase in business activity and the establishment and expansion of our sales force, marketing programs and building out of our content hosting services in particular, as more fully explained below.

     During the year ended December 31, 1999, costs and expenses increased to $11,509,619, as compared to $4,678,867 during the year ended December 31, 1998. This $6,830,752 increase was a result of an overall expansion in business activity, including growth in the research and development, sales and marketing departments, as well as a non-recurring charge to expense related to the acquisition of Timeshift-TV.

Sales and Marketing

     For the year ending December 31, 2000, sales and marketing expenses were $8,175,525, as compared to $4,185,517 during the same period in 1999. Sales and marketing expenses consisted primarily of advertising and other marketing related expenses, compensation and employee-related expenses, sales commissions, and travel costs. The increase in absolute dollars is primarily attributable to an increase in advertising costs and increases in compensation expense associated with growth in our direct sales force and marketing personnel. As of November 16, 2000 however, over 70% of sales, marketing, support and business development staff has been eliminated, resulting in significant cost reductions and revenue expectations going forward. As of April 2, 2001, all remaining sales and marketing staff were laid off, and all sales offices have been shut down.

     During the year ended December 31, 1999, the $3,354,500, or 404% increase in Sales and Marketing over the year ended December 31, 1998, was primarily a result of increased expenditures relating to the commercial release of our Burstware(R) product suite. We added marketing staff and engaged in a targeted marketing campaign, including print, radio and billboard advertising, public relations, collateral development, and participation in a number of major trade shows. These promotional activities allowed us to reach specific vertical markets cost-effectively, to support the efforts of the direct sales force, and to generate publicity for us as a whole.

     The marketing campaign's objectives were to build brand awareness, facilitate name recognition, educate the market, generate sales leads and develop relationships with technology partners, systems integrators and resellers. These expenditures continued as part of an overall plan to build upon and expand the brand awareness we created in the marketplace.

     Sales expenditures increased as a result of the expansion of our sales force in conjunction with the launch of the Burstware(R) suite of products. We had a sales and business development office in Southern California, and sales offices in Virginia, Colorado, Michigan, Metropolitan New York and Florida. We also partnered with The EMS Group, Limited to develop sales and marketing channels in Europe.

Research and Development

     For the year ending December 31, 2000, research and development expenses were $4,300,328 as compared to $4,076,732 during the same period in 1999. Research and development expenses consisted primarily of payroll and related expenses incurred for enhancements to and maintenance of our Burstware(R) technology and other operating costs. The increase for the year ending December 31, 2000 is primarily attributable to increases in the number of engineers that developed and enhanced our software technologies. As of April 2, 2001, none of the research and development staff remain as full-time employees, and we cut back drastically in our product development spending.

     During the year ended December 31, 1999, the $3,276,200, or 409% increase in Research and Development expenditures over the year ended December 31, 1998, resulted from the ramp-up in preparation for the initial commercial release and development and testing of enhanced features planned for subsequent releases of our product, as well as $1,330,000 of in-process research and development acquired from Timeshift-TV which was charged to expense. The Quality Assurance and Release Management Department was established in 1999 to support subsequent releases of Burstware(R) products. Personnel were added to develop, test and complete documentation of the product releases. Major development activities began in the areas of player scripting, incorporation of a database for replication, and various other features to be included in subsequent releases.

General and Administrative

     For the year ending December 31, 2000, general and administrative expenses were $6,236,528 as compared to $3,247,370 during the same period in 1999. General and administrative expenses consist primarily of compensation and fees for professional services, and the increase in absolute dollars is attributable to increases in these areas. We believe that general and administrative expenses will continue at reduced levels for the forseeable future.

     We had net loss from operations of $19,609,984 for the year ending December 31, 2000, as compared to $12,977,729 during the same period in 1999. This was a 51% increase for the year ending December 31, 2000, over the same period in 1999. The increased overall year-to-date loss resulted from the increased expenditures discussed above.

     Total other expense net was $53,284 for the year ending December 31, 2000, as compared to $1,468,110 for the same period in 1999. The decrease in net other expenses was due to a $1,414,826 decrease in interest. The decrease in interest expense was primarily due to reduction of debt and associated interest expense through conversion to common stock in our January 2000 private placement and an increase in interest income earned on the proceeds of equity financings. These decreases in net other expenses were offset by non-cash expense recorded in connection with additional shares of common stock issued without cash consideration to investors in our January 2000 financing.

     During the year ended December 31, 1999, we incurred a $200,100, or 7% increase in General and Administrative expense over the year ended December 31, 1998, which resulted from additional personnel, equipment and facilities costs to support the increased operations.

Impairment of Long Lived Assets

     We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

     During the fourth quarter of our fiscal year ending December 31, 2000, we recognized $1,312,931 of impairment in our leasehold improvements, computers and equipment assets located at our principal office and at seven outsourced Internet hosting sites. The reasons for the impairment review were related to the layoff of 77 employees (81% of our total staff) in November 2000, the closing down of six sales offices and insufficient net cash flows generated by our hosting business.

     The write-down itself includes both the net book value of abandoned equipment and leasehold improvements and a reduction to estimated fair value of certain remaining equipment and computers.


LIQUIDITY AND CAPITAL RESOURCES

     Our immediate goal is to seek immediate financing to maintain limited operations and seek a combination of our business with a strategic partner or a sale of all or a portion of our technology. We believe that we need at least $1 million in additional financing to continue our significantly reduced operations through June 2001. However, any projection of future cash needs and cash flows is subject to substantial uncertainty. As of March 16, 2001, we have raised $350,000 in additional convertible debt subsequent to year-end.

     Operating expenses to date have been funded primarily through debt and equity financing. As of December 31, 2000 we had cash reserves of $296,584. Our operating expenses as of December 31, 2000 were approximately $450,000 per month. As of April 2, 2001, we have approximately $62,000 cash on hand. We have reduced projected operating expenses to approximately $300,000 per month by closing marketing offices, reducing our workforce by approximately 80%, and implementing a payroll deferral program.

     Based on our inability to reduce expenditures to a further degree, we believe that operating requirements cannot currently be met without immediate additional financing. We are currently in negotiations to obtain additional financing of approximately $1 million through the issuance of debt, convertible into preferred stock, licensing of our software, and the sale of our common stock. We believe that if successful in obtaining this additional capital, based upon our reduced operating costs, we will be able to operate until June 2001 without the need for additional financing. During this period, we plan to focus our efforts on attracting a large strategic partner and investor that will enable us to continue to develop and market our technology to customers requiring the high-quality, reliable delivery of video and audio over broadband networks; and/or attracting one or more merger and/or acquisition candidates who would be willing to pay the highest price for our technology. In the event that we are unsuccessful in obtaining this additional capital or in successfully negotiating a business combination or sale of our technology, we would be required to terminate our operations.


RECENT DEVELOPMENTS

     Subsequent to December 31, 2000, on January 30, 2001, we sold 1,500,000 shares of common stock to Eagle Wireless International, Inc. in exchange for 400,000 shares of ClearWorks.net, Inc. (a wholly owned subsidiary of Eagle Wireless International, Inc.) common stock. In a separate transaction, the Company executed a software license agreement with Eagle Wireless in exchange for 104,000 shares of Eagle Wireless Stock. On January 30, 2001, our common stock was valued at $0.5625 and ClearWorks.net, Inc. was valued at $3.40.

RISKS AND UNCERTAINTIES

Liquidity

     The opinion from our auditors on our December 31, 2000 financial statements contains a paragraph suggesting that substantial doubt exists about our ability to continue as a "going concern." At the time of this report, we had insufficient cash reserves and receivables necessary to meet forecast operating requirements. In the event we were to be unsuccessful in our fundraising, we would be required to significantly reduce cash outflows through the further reduction of marketing and sales, development, capital, and administrative expenditures resulting in decreased potential revenue and profitability and the possibility of filing a petition for bankruptcy.

Risks Relating to Burst.Com, Inc.

We are not currently profitable and may not achieve profitability.

     We have a history of losses and expect to continue to incur net losses at least through the year 2001. We expect to incur significant operating expenses and, as a result, will need to generate significant revenues to achieve profitability, which may not occur. Even if we achieve profitability, we may be unable to sustain or increase profitability on a quarterly or annual basis in the future.

We will need immediate financing in order to continue our operations, and we may not be able to raise immediate financing on favorable terms, or at all.

     We need to raise immediate capital to continue our operations and implement our plans to respond to competitive pressures, or otherwise to respond to unanticipated requirements. We are currently offering shares of our common stock in a private placement directed to strategic investors. The terms of such financing, including the number of shares and the price per share, have not yet been determined and will be subject to negotiations between us and the prospective investors. If consummated, this financing could adversely affect the market price of our common stock. In addition, we cannot be certain that we will be able to obtain this or any other future financing on commercially reasonable terms or at all. Our failure to obtain immediate financing, or inability to obtain financing on acceptable terms, could require us to limit our plans, incur indebtedness that has high rates of interest or substantial restrictive covenants, issue equity securities that will dilute your holdings, or discontinue all or a portion of our operations.

Our future success depends on our ability to keep pace with technological changes, which could result in a loss of revenues.

     The emerging video streaming and content delivery and hosting industry is characterized by:

     o    rapidly changing technologies;

     o    frequent new product introductions; and

     o    rapid changes in customer requirements.

     Video streaming technologies have reached commercially acceptable levels only in the last several years and are continuing to experience numerous changes. As a result, we must be able to maintain and extend our technological edge in order to ensure that our products remain commercially viable.

     Our future success will depend on our ability to market and enhance our existing products and to develop and introduce new products and product features. These products and features must be cost-effective and keep pace with technological developments and address the increasingly sophisticated needs of our customers. We may not be successful at these tasks. We may also experience difficulties that could delay or prevent the successful development, introduction and marketing of these new products and features.

We may not be able to timely adopt emerging industry  standards,  which may make
our   products   unacceptable   to  potential   customers,   delay  our  product
introductions or increase our costs.

     Our products must comply with a number of current industry standards and practices established by various international bodies. Our failure to comply with evolving standards, including industry standard CODECS, will limit acceptance of our products by market participants. If new standards are adopted in our industry, we may be required to adopt those standards in our products. It may take us a significant amount of time to develop and design products incorporating these new standards. We may also become dependent upon technologies developed by third parties and have to pay royalty fees, which may be substantial, to the developers of the technology that constitutes the newly adopted standards.

     Our products are technologically complex and are designed to interface with third-party products, such as Microsoft's Windows Media Player(R) and the QuickTime(R) Player using publicly disseminated application program interfaces, or APIs. Modifications to the APIs for these third-party products could require further development effort on our part to continue to make the interface work properly or, in some cases, result in an inability of our products to work properly with third-party products. There is no assurance that these development efforts or similar kinds of changes will be successful or that we can develop new products effectively and quickly enough to avoid loss of revenues or market share.

If we do not develop new products or new product features in response to customer requirements or in a timely way, customers may not buy our products, which would seriously harm our business.

     The software media delivery industry is rapidly evolving and subject to technological change and innovation. We must continue to enhance our products by adding new product features and introduce new products in response to customer requirements. If we fail to do so or in a timely manner, our customers may not buy our products, resulting in serious harm to our business.

We will not be able to sell sufficient quantities of our products to sustain a viable business if the market for software media delivery products does not develop or if a competing technology displaces our products.

     The software media delivery market is in the early stage of development and is still evolving. For example, telecommunication companies such as SBC Communications, Inc. intend to develop products and services for delivering video content to their customers through digital subscriber line, or DSL, networks. While we believe that our products can be successfully incorporated into DSL and other broadband networks, further testing and development of our products in a DSL network and other broadband environments will be necessary. There can be no assurance that our products can be successfully incorporated into DSL or other broadband networks or that companies operating such networks will purchase our products. Our lack of product diversification exposes us to a substantial risk of loss in the event that the software media delivery market does not develop or if a competing technology replaces our software. If a competing technology replaces or takes significant market share from the products that our software support, we will not be able to sell our products in quantities sufficient to grow our business.

We rely upon our sales of a small number of products, and the failure of any one of our products to be successful in the market could substantially reduce our revenue.

     We rely on sales of a small number of products to generate substantially all of our revenue. We are developing additional software products, but there can be no assurance that we will be successful in doing so. Consequently, if our existing products are not successful, our sales could decline materially, which harm our financial performance.

Our products generally have long sales cycles and implementation periods, which increase our costs in obtaining orders and reduce the predictability of our earnings.

     Our products are technologically complex. Prospective customers generally must make a significant commitment to test and evaluate our software and to integrate it into their products. As a result, our sales process is often subject to delays associated with lengthy approval processes. For these and other reasons, the initial sales cycles of our new software products has been lengthy, recently averaging approximately four to six months from initiation in late 1999 to completion in 2000. We expect that future sales will also experience lengthy sales cycles.

     Our products are often embedded in our customers' web pages. Since the proper development of video enabled web pages requires a relatively high level of technological expertise, we may be required to provide professional service support to our customers in this area. There can be no assurance that we will be able to continue to staff adequately for and deliver the level of professional services required, or that we will be able to charge the customer fully for this work. The result could be further impediments to sales and possibly higher than anticipated costs of sales.

     Long sales cycles are also subject to a number of significant risks over which we have little or no control and that are not usually encountered in a short sales span. These risks include our customers' budgetary constraints, internal acceptance reviews and cancellation. In addition, orders expected in one quarter could shift to another because of the timing of our customers' procurement decisions. The time required to implement our products can vary significantly with the needs of our customers and generally lasts for several months; larger implementations can take several calendar quarters. This complicates our planning process and reduces the predictability of our financial results.

We may be subject to potential legal liabilities for distributing information from our Website.

      We may be subjected to claims based on negligence or other theories relating to the information we distribute from our Website hosting service. Similarly, we may be subjected to claims for defamation or copyright or trademark infringement relating to the information we provide in our products. These types of claims have been brought, sometimes successfully, against on-line services as well as print publications in the past. We could also be subjected to claims based upon the content that is accessible from our products through links to other websites. These types of claims could be time-consuming and expensive to defend, and could result in the diversion of our management's time and attention. In addition, if our products provide faulty or inaccurate information, or fail to provide all the information a user expects, we could be subject to legal liability. Our insurance and contractual provisions with users and information providers may not protect us against these types of claims.

We may not be successful in protecting our intellectual property.

     Our success will depend, in part, on our ability to protect the intellectual property that we have developed through patents, trademarks, trade secrets, copyrights, licenses and other intellectual property rights. We cannot guarantee that we will be able to protect our intellectual property. We are subject to a number of risks relating to intellectual property rights, including the following:

     o the means by which we seek to protect our proprietary rights may not be adequate to prevent others from misappropriating our technology or from independently developing or selling technology or products with features based on or similar to ours;

     o Legal standards relating to the validity, enforceability and scope of protection of proprietary rights in Internet-related businesses are uncertain and still evolving.

     o our products may be sold in foreign countries that provide less protection to intellectual property than is provided under U.S., Japanese or European community laws;

     o our intellectual property rights may be challenged, invalidated, violated or circumvented and may not provide us with any competitive advantage; and

     o our patents pending may not be approved or may be only partially approved.

As a result, we cannot predict the future viability or value of our proprietary rights and those of other companies within the industry.

If our proprietary technology infringes upon the intellectual property rights of others, our costs could increase and our ability to sell our products could be limited.

     We are not aware of any activity that may be infringing any proprietary right of a third party. There can be no assurance, however, that aspects of our technology would not be found to violate the intellectual property rights of other parties. The resulting risks include the following:

     o other companies may hold or obtain patents or may otherwise claim proprietary rights to technology that is necessary to our business;

     o if we violate the intellectual property rights of other parties, we may be required to modify our products or intellectual property or to obtain a license to permit their continued use; and

     o any future litigation to defend us against allegations that we have infringed upon the rights of others could result in substantial costs to us, even if we ultimately prevail.

     There are a number of companies that hold patents for various aspects of the technology incorporated in our industry's standards (i.e. technologies that deliver or manage audio and video content such as Java, Video, Audio, Vector Graphics, Shockwave, and Cursors.) We expect that companies seeking to gain competitive advantages will increase their efforts to enforce any patent rights that they may have. The holders of patents from which we have not obtained licenses may take the position that we are required to obtain a license from them. We cannot be certain that we would be able to negotiate any license at an acceptable price. Our inability to do so could substantially increase our operating expenses or require us to seek and obtain alternative sources of technology necessary to produce our products.

We began our current product line of software only recently and, as a result, your ability to evaluate our prospects may be limited.

     Although we have been operating since 1993, we have only recently commenced sales of our present product line of media delivery software. Prior to that time, we sold custom designed software products, which we do not anticipate selling in the future. Our limited operating history with respect to our current software may limit your ability to evaluate our prospects because of:

     o our limited historical financial data relating to sales of our current software;

     o    our unproven potential to generate profits; and

     o our limited experience in addressing emerging trends that may affect our software business.

     As a young company that recently commenced a new product line, we face risks and uncertainties relating to our ability to implement our business plan successfully. You should consider our prospects in light of the risks, expenses and difficulties we may encounter.

We may experience fluctuations in our future operating results, which will make predicting our future results difficult.

     These fluctuations may result from a variety of factors, including:

     o market acceptance of our products, including changes in order flow from our largest customers, and our customers' ability to forecast their needs;

     o    the timing of new product announcements by us and our competitors;

     o    the lengthy sales cycle of our products;

     o increased competition, including changes in pricing by us or our competitors;

     o    delays in deliveries by our suppliers and subcontractors;

     o    currency exchange rate fluctuations; and

     o general economic conditions in the geographic areas in which we operate.

     Accordingly, any revenues or net income in any particular period may be lower than our revenues and net income in a preceding or comparable period. Period-to-period comparisons of our results of operations may not be meaningful, and you should not rely upon them as indications of our future performance. In addition, our operating results may be below the expectations of securities analysts and investors in future periods. Our failure to meet these expectations will likely cause our share price to decline.

Our products could contain defects, which would reduce sales of those products or result in claims against us.

     We develop complex software for media delivery, content management and storage. We have recently commenced sales of our first commercial product released in late 1999 and have yet to achieve very large commercial deployments. Despite testing, software errors have been found in our product and, in some cases, our product's performance when initially deployed has not met customer expectations. To date, we believe that all of the errors in question have been resolved. There can be no assurance, however, that other errors will not occur, as errors such as these are common in the development of any software product. Additional errors in our product could result in, among other things, a delay in recognition or loss of revenues, loss of market share, failure to achieve market acceptance or substantial damage to our reputation. We could be subject to material claims by customers, and we may need to incur substantial expenses to correct any product defects. We do not have product liability insurance to protect us against losses caused by defects in our products, and we do not have "errors and omissions" insurance. As a result, any payments that we may need to make to satisfy our customers may be substantial.

Our success depends upon our ability to attract, train and retain qualified engineers, sales and marketing and technical support personnel.

     We will need to hire additional engineers and highly trained technical support personnel in order to succeed. We will need to increase our technical staff to support new customers and the expanding needs of existing customers, as well as our continued research and development operations. We will need to hire additional sales and marketing personnel to target our potential customers. Hiring engineers, sales and marketing and technical support personnel is very competitive in our industry because of the limited number of people available with the necessary skills and understanding of our products. This is particularly true in California where the competition for qualified personnel is intense. If we are unable to hire and retain necessary personnel, our business will not develop and our operating results will be harmed.

                         Risks Relating to Our Industry

If software media technology or our method of implementing this technology is not accepted, we will not be able to sustain or expand our business.

      Our future success depends on the growing use and acceptance of video applications for PCs and set-top boxes including the growth of video on the Internet. The market for these applications is new, and may not develop to the extent necessary to enable us to expand our business. We have recently invested and expect to continue to invest significant time and resources in the development of new products for this market. If the target market for our solution does not grow, we may not obtain any benefits from these investments.

The markets in which we operate are highly competitive, and many of our competitors have much greater resources than we do, which may make it difficult for us to become profitable.

     Competition in our industry is intense, and we expect competition to increase. Competition could force us to charge lower prices for our products, reduce demand for our products and reduce our ability to recover development and manufacturing costs.

     Some of our competitors:

     o    have greater financial, personnel and other resources than ours;

     o    offer a broader range of products and services than ours;

     o may be able to respond faster to new or emerging technologies or changes in customer requirements than we can;

     o    may have a more substantial distribution network than ours;

     o    benefit from greater purchasing economies than we do;

     o    offer more aggressive pricing than we do; and

     o devote greater resources to the promotion of their products than we do.

     We will not be able to compete effectively if we are not able to develop and implement appropriate strategies to address these factors.

Internal development efforts by our customers and new entrants to the market may increase competition.

     In the future, some of our customers may internally develop products that will replace the products that we currently sell to them. In addition, some leading companies, with substantially greater resources than we have, may attempt to enter our market. The recent growth in the market for media delivery and related technologies is attracting large entrants.

We depend on the continued growth and commercial acceptance of the Internet.

     Our business will be adversely affected if usage of the Internet and broadband access does not continue to grow as anticipated. This growth may be inhibited by a number of factors, such as:

     o    inadequate network infrastructure;

     o    inconsistent quality of service;

     o    lack of cost-effective broadband high-speed services;

     o    lack of cost-effective storage; and

     o    security concerns.

     Even if Internet use and broadband access grows, the Internet infrastructure may not be able to support future growth adequately and its reliability and quality of service may suffer. In addition, numerous websites have experienced service interruptions due to outages and other delays occurring internally and throughout the Internet network infrastructure. If these outages or delays occur frequently in the future, Internet usage, as well as usage of our products, could grow more slowly or decline.

     Delivery of video using the Internet is an emerging business. Many of our customers are new companies that are innovating and counting on Burstware(R) to provide a technological edge. Because many of these companies are early stage enterprises without revenues, they may delay payment or fail to pay our invoices. For this reason, we have deferred a substantial portion of revenue booked until collectibility has been assured. There is no assurance that this revenue will ultimately be collected and recognized or that future bookings will not be deferred.

We may face government regulation and legal uncertainties relating to the Internet.

     Currently, there are few laws or regulations that specifically regulate communications or commerce on the Internet. However, laws and regulations may be adopted that address issues such as user privacy, pricing and the characteristics and quality of products and services. For example, recent federal legislation prohibits the transmission of certain types of information and content over the Internet. In addition, several telecommunications companies have petitioned the Federal Communications Commission to regulate Internet and on-line service providers in a manner similar to long distance telephone carriers and to impose access fees on such providers. This could increase the cost of transmitting data over the Internet. Moreover, it may take years to determine the extent to which existing laws relating to issues such as property ownership, libel and personal privacy apply to the Internet. Finally, state tax laws and regulations relating to the provision of products and services over the Internet are still developing. If individual states impose taxes on products and services provided over the Internet, the cost of our products and services may increase and we may not be able to increase the price we charge for our products to cover these costs. Any new laws or regulations or new interpretations of existing laws and regulations relating to the Internet could adversely affect our business.

ITEM  7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     At December 31, 2000, we had no money invested in money market funds. The primary objective of our investment activities is to preserve our capital until it is required to fund operations while at the same time achieving a market rate of return without significant risk. Since no funds were invested, a 10% movement in market interest rates would not have a material impact on the total fair value of our portfolio as of December 31, 2000.

ITEM  8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Report of the Auditors and the accompanying financial statements and notes to the financial statements are on pages F-1 through F-17. Financial Statement schedules are not required and have been omitted.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     On December 17, 1999, KPMG LLP, who was previously engaged to audit our financial statements for the years ended December 31, 1997 and 1998 as our independent accountants resigned. During 1997 and 1998 and through the date of resignation, there were no disagreements between us and KPMG LLP on any matter of accounting principles or practices, financial statement disclousure or auditing scope or procedure which if not resolved to their satisfaction would have caused them to make reference to the subject matter of the disagreement in connection with their report.

     The audit report prepared by KPMG LLP did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles, except as follows: KPMG LLP's independent auditors' report on our consolidated financial statements as of December 31, 1998 and 1997 and for the years then ended, contained a separate paragraph stating that "the Company has suffered recurring losses from operations and has negative cash flows from operating activities that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters include raising sufficient capital to allow the Company to complete development and successful commercialization of its products." The consolidated financial statments do not include any adjustments that might result from the outcome of this uncertainty.

     KPMG advised our Audit Committee in May 1998 regarding certain matters involving internal control that it considered to be reportable conditions under standards established by the American Institute of Certified Public Accountants. Such matters involved the inappropriate recognition of revenue during the first quarter of 1997 and an alleged misappropriation of funds.

     On January 24, 2000, Burst.com, Inc. appointed BDO Seidman, LLP as the Company's independent auditors. Prior to engaging BDO Seidman, LLP, neither the Company nor anyone on its behalf consulted with BDO Seidman, LLP regarding (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements, or (ii) any matter that was either the subject of a disagreement or a reportable event.

                                    PART III

ITEM  10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Burst's Executive Officers and Directors and their ages as of December 31, 2000, are as follows:

           Name                   Age                Position
---------------------------       ---     -------------------------------------

Richard Lang...............       47      Chairman

Douglas Glen...............       53      President, Chief Executive Officer and
                                          Director

Edward H. Davis............       48      General Counsel, Vice President of
                                          Strategic Alliances and Secretary

John C. Lukrich............       48      Chief Financial Officer



           Name                   Age                Position
---------------------------       ---     --------------------------------------
Trevor Bowen (1) (2).......       51      Director
John J. Micek III (1)......       48      Director
Brian Murphy (2)...........       45      Director
Joseph Barletta (1)(2).....       64      Director
Mark Hubscher..............       48      Director

(1)  Member of the compensation committee

(2)  Member of the audit committee


The following sets forth biographical information as to the business experience of each Executive Officer and Director of the Company for the year ended December 31, 2000:


     Richard Lang is our Chairman of the Board. From September 1997 through the end of May 2000 he served as President and from September 1997 through September 2000 he served as Chief Executive Officer. From January 31, 1997 through August 1997, Mr. Lang served as one of our directors. Mr. Lang served as our Chairman of the Board and Treasurer until January 31, 1997. He had served as Chairman of the Board, Chief Executive Officer and Treasurer from December 1993 to September 1995 and as a Director since August 1992. He has been a Director of our subsidiary, Explore Technology, Inc., since February 1990, and served as its President from February 1990 to August 1992. Mr. Lang has presided over the development of our patent portfolio. He is the inventor of record for the bulk of our Intellectual Property. Mr. Lang was also a co-founder of Go-Video, Inc., Scottsdale, Arizona and co-inventor of Go-Video's patented dual-deck VCRs. Mr. Lang received his A.A. degree from Scottsdale College. Starting April 1, 2001, Mr. Lang has again become Chief Executive Officer as a result of the resignation of Douglas Glen.

     Douglas Glen has been President since June 2000, Chief Executive Officer since September 2000 and a director since October 1999. Mr. Glen is general partner of Pro Ven Private Equity's Global Rights Fund, a $250 million investment fund focused on under-exploited brands, copyrights and media properties. Previously, Mr. Glen was senior vice president, chief strategy officer of Mattel, Inc. Before joining Mattel, Mr. Glen was group vice president, business development and strategic planning for Sega of America. Prior to joining Sega, Mr. Glen was general manager of Lucasfilm Games, the consumer software division of George Lucas' entertainment company. Mr. Glen has a Bachelors Degree in Business from Massachusetts Institute of Technology and a Ph.D. from Somerset University. Mr. Glen has resigned his position as President and Chief Executive Officer and his seat on the Board of Directors effective April 1, 2001.

     Edward H. Davis currently serves as General Counsel, Secretary and Vice President of Strategic Alliances and has been with us since August 1998. Mr. Davis was elected as our Secretary in October 1999. From 1987 to July 1998 Mr. Davis was Corporate Counsel for Pacific Telesis Group, or PTG. As Corporate Counsel he advised PTG consolidated companies, including Pacific Bell,

     Nevada Bell, Tele-TV, Pacific Bell Video Services, Pacific Bell Information Services, and Pacific Bell Directory. He has significant experience in mergers and acquisitions, taxation, intellectual property and criminal prosecution. He holds a Bachelor of Arts Degree in History and Political Science from Gonzaga University; a Juris Doctorate Degree from the University of San Francisco, and a post graduate Masters of Laws in Taxation from Golden Gate University. Mr. Davis has resigned his position effective April 1, 2001.

     John C. Lukrich became our Chief Financial Officer in June 2000. He has extensive experience in mergers and acquisitions, operations, business development, and venture capital strategies. From 1992 to 1996, Mr. Lukrich served as CFO and Executive Vice President of Great Bear Technology, Inc./StarPress, Inc., publisher and distributor of entertainment and education-based CD-ROM titles. He was responsible for the required filings for the publicly-traded company (GTBR), and for the merger, acquisition, and transition of five software companies into Great Bear. In 1996 he joined Intervista Software, Inc, as Chief Financial Officer and Chief Operating
Officer, and was later appointed President where he served until 1999 when Intervista was sold to Platinum Technology, Inc. (PLAT). From 1998 to 2000, Mr. Lukrich served as interim director for RateXchange.com (RTX), and as a part of the senior management team with Chief Financial Officer responsibilities for NetAmerica.com (NAMI), an incubator for Internet business-to-business startups. Mr. Lukrich is a CPA, and practiced with Ernst & Young. He received BS degrees in Accounting and in Finance from the University of California, Berkeley and an MBA from Golden Gate University. Mr. Lukrich has resigned his position effective April 1, 2001, at which time the Chief Financial Officer position was filled by our Controller, Jeffrey D. Wilson.

     Trevor Bowen is a partner in Principle Management Limited, an artiste management company with offices in Dublin and New York. He was a partner in KPMG LLP for eleven years before joining Principle Management Limited in 1996. Mr. Bowen holds a number of directorships in companies in the media, entertainment and film business. Mr. Bowen also holds a number of non-executive directorships and is Chairman of an international consulting group. Mr. Bowen received a Bachelor of Business Studies degree from Trinity College Dublin and is a Fellow of The Institute of Chartered Accountants in Ireland. He has also completed a Corporate Finance Course at Harvard University.

     John J. Micek III has been one of our directors since April 1990, Secretary and Treasurer since January 1994, and served as our President from April 1990 to August 1992. Mr. Micek currently serves as President of Universal Warranty Insurance located in Palo Alto, California, and Omaha, Nebraska. From 1994 to 1997, Mr. Micek served as general counsel for U.S. Electricar in San Francisco, California. From January 1989 to March 1994, Mr. Micek practiced law in Palo Alto, California. He has served as a Director of Armanino Foods of Distinction, Inc., a publicly-held specialty food manufacturer in Hayward, California, since February 1988. He also serves as a Director of Universal Group, Inc., a Midwest group of insurance companies, and Cole Publishing Company in northern California. He received a Bachelor of Arts Degree in History from the University of Santa Clara and a Juris Doctorate from the University of San Francisco School of Law.

     Brian Murphy has been one of our directors since January 1997. He is a partner in O.J. Kilkenny & Company, Chartered Accountants specializing in the entertainment industry with offices in London, England and Dublin, Ireland. The firm provides a wide range of services to their clients, consisting of major international entertainment artists, covering all areas of financial management and audit and accountancy advise. Mr. Murphy is involved at the executive level with a number of companies in the media and entertainment business, particularly in the field of digital post-production, film and television. Mr. Murphy received a Bachelors Degree in Commerce from Dublin University, and became a fellow of the Institute of Chartered Accountants in Ireland, England and Wales. Mr. Murphy became one of our directors as representative of Draysec Finance Limited, one of our principal stockholders.

     Joseph Barletta has been one of our directors since September 1998. He is of counsel with the firm Seyfarth, Shaw, Fairweather, and Geraldson in San Francisco. He has served as the CEO or COO of six major companies in the media industry including TV Guide magazine, Thomson Newspapers and the San Francisco Newspaper Agency (Chronicle and Examiner), and he currently sits on the boards of several companies. Mr. Barletta received his Juris Doctor Degree from Duquensne University and Bachelor of Arts Degree from Marietta College.

     Mark Hubscher has been one of our directors since August 2000. He currently serves as Executive Director, Broadband Marketing, for SBC Communications, Inc. ("SBC") in San Antonio, Texas. In this capacity, Mr. Hubscher is responsible for overseeing the development of products associated with SBC's DSL service, including but not limited to its basic DSL transport product, voice over DSL and video over DSL. Mr. Hubscher has been with SBC (and Ameritech, Inc.) since 1984 in various capacities, including strategic planning, business development and product management. From 1976 to 1984, Mr. Hubscher has held various vice presidential positions in subsidiaries of W.R. Grace. Mr. Hubscher has a Bachelor of Commerce Degree from McGill University in Montreal, Canada and a Masters of Management Degree from the Kellogg School of Business, Northwestern University.

ITEM  11. EXECUTIVE COMPENSATION AND OTHER MATTERS.

     Summary of Compensation. The following table sets forth all compensation earned or paid for services rendered to us in all capacities by our Chief Executive Officer and by our five other most highly compensated executive officers who earned more than $100,000 in salary and bonus for the fiscal year ended December 31, 2000. These officers are referred to collectively in this prospectus as the "named executive officers."

                                      Summary Compensation Table
                                                                   Long-Term
                                          Annual Compensation      Compensation
                                    -------------------------------------------
                                                                   Securities
        Name and Principal                                         Underlying        All Other
             Position                Year    Salary     Bonus      Options (#)    Compensation($)
-------------------------------------------------------------------------------------------------
Richard Lang, Chairman               2000   $330,616     $--          269,594      $ 12,000(1)
of  the  Board  and  former  Chief   1999    240,000      --             --            --
Executive Officer                    1998    170,000      --        1,011,000          --

Douglas Glen, Chief Executive        2000    188,294      --          941,470        69,000(2)
Officer, President and Director      1999       --        --          100,000          --
                                     1998       --        --             --            --

John Lukrich, Chief Financial        2000     93,397      --          403,905         9,000(1)
Officer                              1999       --        --             --            --
                                     1998       --        --             --            --

Kyle Faulkner, former Chief          2000    236,268      --           18,500          --
Technology Officer                   1999    206,583    10,000         50,000          --
                                     1998     25,000      --          205,716       283,940(3)

Thomas Koshy,  former President of   2000    200,000      --          134,205          --
International Operations             1999    142,000      --          270,000          --
                                     1998       --        --           24,000          --

Edward Davis, General                2000    164,590      --           85,292          --
Counsel, Vice President              1999    159,375      --             --            --
and Secretary                        1998     56,250      --          150,000          --

(1)  Represents  monthly  auto  allowance  payments  made  to Mr.  Lang  and Mr.
     Lukrich.

(2)  Represents monthly housing and auto allowance payments made to Mr. Glen.

(3) Represents payments made to Mr. Faulkner as a contractor prior to employment with the Company

     Option Grants. The following table sets forth information with respect to stock options granted during 2000 to the executive officers named in the Summary Compensation Table. In accordance with the rules of the Securities and Exchange Commission, also shown below is the potential realizable value over the term of the option based on assumed rates of stock appreciation of 5% and 10%, compounded annually. We assume that:

     o the fair market value of our common stock on the date of grant appreciates at the indicated annual rate compounded annually for the entire term of the option; and

     o the option is exercised and sold on the last day of its term for the appreciated stock price.

     These amounts are based on assumed rates of appreciation and do not represent our estimate of future stock price. Actual gains, if any, on stock option exercises will be dependent on the future performance of our common stock.

             Option Grants in Last Fiscal Year Individual Grants(1)

                                                % of Total                                 Potential Realizable Value at
                               Number of         Options                                   Assumed Rates of Stock Price
                              Securities        Granted to                                       Appreciation for
                              Underlying        Employees                                        Option Term($)
                                Options             in         Exercise      Expiration    ----------------------------
          Name               Granted(#)(1)      2000(%)(2)     Price($)         Date             5%            10%
-------------------------- ------------------ --------------- ------------ --------------- -------------- -------------
Richard Lang                  269,594(3)           3.13%       $0.281      2/02 - 1/06        $ 617,558      $ 805,821
Douglas Glen                  941,470(4)          10.12%       $0.281      2/02 - 6/05        $  57,870      $ 125,866
John Lukrich                  403,905(5)           4.68%       $0.281      2/02 - 6/05        $  23,432      $  50,876
Kyle Faulkner                  18,500               .21%       $5.00          06/05           $  13,750      $  41,575
Thomas Koshy                  134,205(6)           1.56%       $0.281      2/02 - 6/05        $   4,231      $   8,885
Edward Davis                   85,292(7)            .99%       $0.281      2/02 - 6/05        $   1,900      $   3,910


(1) All options were granted under either our 1992, 1998 or 1999 Stock Option Plan.

(2) Based on an aggregate of 8,621,242 options granted to employees, officers, directors and consultants in fiscal 2000.

(3) 52,908 options originally granted at $5.00 and repriced in November 2000 at a price of $0.281. In addition, 1,382,167 options granted in prior years at $0.90 to $3.75 were also repriced to $0.281

(4) 797,000 options originally granted at $4.50 and $5.00 and repriced in November 2000 at a price of $0.281. In addition, 100,000 options granted in 1999 at $6.625 were also repriced to $0.281.

(5) 315,000 options originally granted at $4.50 and $5.00 and repriced in November 2000 at a price of $0.281.

(6) 45,300 options originally granted at $4.50 and $5.00 and repriced in November 2000 at a price of $0.281. In addition, 300,000 options granted in 1998 and 1999 at $2.91 to $6.25 were also repriced to $0.281.

(7) 7,500 options originally granted at $5.00 and repriced in November 2000 at a price of $0.281. In addition, 150,000 options granted in 1998 at $3.1563 were repriced to $0.281.

              Aggregated Option Exercises in Last Fiscal Year and
                         Fiscal Year End Option Values

The following table sets forth information concerning option exercises and the aggregate value of unexercised options for the year ended December 31, 2000, held by each executive officer named in the summary compensation table above. None of these officers exercised any stock options in 2000.

                                                       Number of Securities Underlying        Value of Unexercised In-the Money
                                                           Unexercised Options at                       Options at
                           Shares        Value                December 31, 2000                     December 31, 2000(1)
                         Acquired on   realized   ---------------------------------------- --------------------------------------
         Name            Exercise(#)      ($)       Exercisable(#)     Unexercisable(#)      Exercisable($)   Unexercisable($)
----------------------- -------------- ---------- ------------------- -------------------- ----------------- --------------------
Richard Lang                 --            --         1,425,445            226,316             $       --        $       --
Douglas Glen                 --            --           291,401            840,069             $       --        $       --
John Lukrich                 --            --            87,960            315,945             $       --        $       --
Thomas Koshy                 --            --           218,906            215,299             $       --        $       --
Edward Davis                 --            --           169,096             66,196             $       --        $       --

(1) The value realized on exercised options and the value of unexercised in-the-money options at December 31, 2000 is based on a value of $0.25 per share, the closing bid price of our common stock at December 31, 2000, minus the per share exercise price, multiplied by the number of shares underlying the options.

                           Ten-Year Option / Repricing

The following table sets forth information concerning all repricing of options for the year ended December 31, 2000, held by each executive officer named in the summary compensation table above.

                                                                                                                Length of Original
                                                      Market Price of                                              Option Term
                                                     Stock on Date of   Exercise Price on     New Exercise      Remaining at Date
Name                                                      Reprice       Date of Repricing        Price            of Repricing
----------------------- -------------- ------------ ------------------ ------------------- ----------------- --------------------
Richard Lang            11/21/00        1,435,075       $ 0.2812         $ 0.90 - 5.00       $ 0.2812                2 to 7 years

Douglas Glen            11/21/00          987,000       $ 0.2812         $ 2.80 - 6.625      $ 0.2812                2 to 4 years

John Lukrich            11/21/00          315,000       $ 0.2812         $ 4.50 - 5.00       $ 0.2812                     4 years

Kyle Faulkner                 --               --       $     --                    --       $    --                           --

Thomas Koshy            11/21/00          345,300       $ 0.2812         $ 2.91 - 6.63       $ 0.2812                2 to 4 years

Edward Davis            11/21/00          157,500       $ 0.2812         $ 3.15 - 5.00       $ 0.2812                2 to 4 years


                            STOCK PERFORMANCE GRAPH
                           (To Be Filed By Amendment)


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth information with respect to beneficial ownership of our common stock by:

     o    each person who beneficially owns more than 5% of our common stock;

     o    each of our executive officers;

     o    each of our directors; and

     o    all executive officers and directors as a group.

     Except as otherwise noted, the address of each 5% stockholder listed in the table is c/o Burst.com, Inc., 500 Sansome Street, Suite 500, San Francisco, CA 94111. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to shares. To our knowledge, except under applicable community property laws or as otherwise indicated, the persons named in the table have sole voting and sole investment control with respect to all shares beneficially owned. The applicable percentage of ownership for each stockholder is based on 21,648,125 shares of common stock outstanding on March 16, 2001 together with applicable options and warrants for that stockholder. Shares of common stock issuable upon exercise of options and other rights beneficially owned are deemed outstanding for the purpose of computing the percentage ownership of the person holding those options and other rights, but are not deemed outstanding for computing the percentage ownership of any other person.

                                                                       Number of Shares          Percentage of
              Name and Address of Beneficial Owner                    Beneficially Owned       Outstanding Shares
------------------------------------------------------------------ ------------------------- -----------------------
         5% Stockholders

         Draysec Finance Limited                                     2,041,678 (1)                9.43%
         Storie Partners LLP                                         3,543,167 (2)               16.37%
         Mercer Management                                           2,065,769 (3)                9.54%
         SBC Venture Capital Corporation                             1,715,266 (4)                7.92%
         Stuart Rudick                                               1,279,000 (5)                5.91%
         Chelsey Capital                                             1,519,750 (6)                7.02%
         Robert London                                               1,130,915 (7)                5.22%
         Ravinia Capital                                             1,199,829 (8)                5.54%

                                                                       Number of Shares          Percentage of
              Name and Address of Beneficial Owner                    Beneficially Owned       Outstanding Shares
------------------------------------------------------------------ ------------------------- -----------------------
         Executive Officers and Directors

         Richard Lang                                                2,599,222 (9)               12.01%
         Trevor Bowen                                                1,826,578 (10)               8.44%
         John J. Micek III                                              371,750 (11)              1.71%
         Brian Murphy                                                1,945,033 (12)               8.98%
         Joseph Barletta                                                141,174 (13)                *
         Douglas Glen                                                   434,591 (14)              2.00%
         John C. Lukrich                                                138,990 (15)                 *
         Edward H. Davis                                                214,592 (16)                 *

         All officers and directors as a group (8 persons)           7,665,680 (17)              35.41%

         *  Represents less than a one (1) percent interest

(1) Includes 1,525,769 shares held, options to purchase 200,000 shares, and warrants to purchase 46,109 shares of our common stock. Also includes options to purchase 100,000 shares of our common stock held by Trevor Bowen and options to purchase 169,800 shares of our common stock held by Brian Murphy, each of who represents Draysec Finance on our Board of Directors.

(2) Includes 2,913,167 shares held and warrants to purchase 630,000 shares of our common stock.

(3) Includes 1,025,204 shares held, options to purchase 500,000 shares, and warrants to purchase 540,565 shares of our common stock.

(4) Includes 857,633 shares held and a warrant to purchase 857,633 shares of our common stock.

(5) Includes 1,150,000 shares held by Mindful Partners, 75,000 shares held by Delaware Charter Guaranty Trust Company, 20,000 shares held by Stuart Rudick, Trustee, and 1,500 shares held by Martin Rudick. Also includes warrants to purchase 32,500 shares of our common stock held by Mindful Partners.

(6) Includes 769,750 shares of our common stock and warrants to purchase 750,000 shares of our common stock.

(7) Includes 913,279 shares of our common stock and warrants to purchase 217,636 shares of our common stock.

(8) Includes 609,129 shares of our common stock and warrants to purchase 593,000 shares of our common stock.

(9) Includes 922,346 shares of our common stock in the name of the Lisa Walters and Richard Lang Revocable Trust, options to purchase 1,554,876 shares of our common stock held by Richard Lang, and options to purchase 122,000 shares of our common stock held by Lisa Walters, Mr. Lang's spouse.

(10) Includes 1,771,878 shares of our common stock held beneficially by Draysec Finance and options to purchase 54,700 shares of our common stock.

(11) Includes 69,432 shares of our common stock held by Mr. Micek and immediate family, 50,000 shares of our common stock held by Universal Warranty Corp., and 12,829 shares held by Universal Assurors Agency, Inc. Also includes options to purchase 179,866 shares of our common stock held by Mr. Micek, warrants to purchase 37,498 shares of our common stock held by the Miceks, warrants to purchase 6,500 shares of our common stock held by Universal Warranty Corp. and warrants to purchase 15,625 shares held by Universal Assurors Agency, Inc.

(12) Includes 1,771,878 shares of our common stock held beneficially by Draysec Finance and options to purchase 173,155 shares of our common stock held by Mr. Murphy.

(13) Includes 25,658 shares of our common stock held beneficially by Independence Properties, options to purchase 84,266 shares of our common stock held by Mr. Barletta, and warrants to purchase 31,250 shares of our common stock held by Independence Properties.

(14) Includes 25,658 shares of our common stock, options to purchase 377,683 shares of our common stock, and warrants to purchase 31,250 shares of our common stock.

(15) Consists of options to purchase 138,990 shares of common stock.

(16) Consists of options to purchase 214,592 shares of our common stock.

(17) 4,649,679 shares of our common stock, options to purchase 2,900,128 shares of our common stock, and warrants to purchase 115,873 shares of our common stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Since April 1, 1997, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or are to be a party in which the amount involved exceeds $60,000 and in which any director, executive officer or holder of more than 5% of our common stock, or an immediate family member of any of the foregoing, had or will have a direct or indirect interest other than:

     o compensation arrangements, which are described where required under "Management"; and

     o    the transactions described below.

Sale of Common Stock and Warrant in August and September 2000.

     In August 2000, we sold to SBC Venture Capital Corporation, an affiliate of SBC Communications, Inc. ("SBC Communications"), 857,633 shares of our common stock at a purchase price of $5.83 per share and a three-year warrant to purchase 857,633 shares of our common stock with an exercise price of $5.83 per share. The aggregate purchase price of these shares and the warrant was
$5,000,000. In connection with this transaction, Mr. Mark Hubscher, Executive Director, Broadband Marketing, of SBC, was elected to our Board of Directors. In September 2000, we issued for no additional cash consideration an aggregate of 126,626 shares of our common stock to the purchasers in the January 2000 financing, discussed below, pursuant to certain rights granted to them in their registration rights agreement.

Sale of Common Stock and Warrants in January 2000.

     In January 2000 we sold 4,808,375 shares of common stock at a purchase price of $4.00 per share, for an aggregate gross purchase price of $19.2 million. We raised $13.9 million in cash in the offering, before offering costs totaling $1,103,000 for this offering and the debt conversion described below, and the remaining $5.3 million consisted of the conversion of notes payable. The purchasers also received warrants to purchase up to an aggregate of 4,843,371 shares of our common stock, at an exercise price of $5.00 per share. The warrants are exercisable for a term of five years from the date of issuance. The following directors, executive officers and principal stockholders participated in this transaction:

Cash Purchases:

               Investor         Amount Invested    Common Shares     Warrants
------------------------------- ----------------  ---------------- -------------
Special Situations Funds           $ 4,000,000         1,000,000       1,000,000
Chelsey Capital                      3,000,000           750,000         750,000
BayStar Capital                      3,000,000           750,000         750,000
Ravinia Capital Ventures             2,374,000           593,500         593,500
Kyle Faulkner                          250,000            62,500          62,500
Douglas Glen                           100,000            25,000          25,000


Conversion of Notes Payable:
                 Investor         Notes Converted   Common Shares    Warrants
------------------------------- ----------------- --------------- --------------
Storie Partners                    $2,000,000         500,000          500,000
Mercer Management                   1,550,000         387,500          387,500

     In connection with the above financing, holders of all of our then outstanding shares of preferred stock voluntarily converted such shares into 4,496,609 shares of our preferred stock.

Transactions with Draysec Finance Limited

     During 1997, Draysec Finance Limited, one of our principal stockholders, invested $200,000 for the purchase of investment units, consisting of 200,000 shares of our preferred stock and warrants to purchase 200,000 shares of our common stock at an exercise price of $1.00 per share. Our Board of Directors extended the exercise date for these warrants to February 1999 and increased the exercise price to $1.50 per share after January 1998. These warrants were exercised in February 1999. Additionally, Draysec Finance Limited provided a loan of $80,000 in consideration for a six month promissory note from us with an interest rate of 10.5% and a warrant to purchase 16,000 shares of our common stock at an exercise price of $1.00 per share.

     In 1998, Draysec Finance provided us two loans, in the aggregate principal amount of $50,000, convertible into our common stock at $1.00 per share. These loans included warrants to purchase 10,000 shares of our common stock at $1.00 per share. Draysec Finance loaned us an additional $75,000 in 1998 in the form of a line of credit at an interest rate equal to the prime rate plus 2% and received a warrant to purchase 15,000 shares of our common stock at $2.36 per share.

     Also in 1998, Draysec Finance converted $78,596 in debt and accrued interest into 39,298 shares of our preferred stock and warrants to purchase 5,109 shares of our common stock at $2.00 per share Draysec Finance also converted an additional $137,054 of convertible debt and accrued interest into 137,054 shares of our common stock at $1.00 per share.

     In February 1999, Draysec Finance exercised the warrants issued in 1997 to purchase 200,000 shares of our common stock for $300,000 cash.

     In January 2000, 239,298 shares of preferred stock held by Draysec Finance were converted to 239,298 shares of our common stock in connection with a private placement financing.

Transactions with Mercer Management

     During 1997, Mercer Management Inc., one of our principal stockholders, converted 300,000 shares of our preferred stock into a like number of shares of our common stock. Also in 1997, Mercer Management invested an additional $200,000 for the purchase of investment units consisting of 200,000 shares of our preferred stock and warrants to purchase 200,000 shares of our common stock at an exercise price of $1.00 per share. Our Board of Directors extended the exercise date for these warrants to February 1999 and increased the exercise price to $1.50 per share after January 26, 1998. These warrants were exercised in February 1999.

     In order to provide bridge financing for us during the last quarter of 1997, Mercer Management loaned us $100,000 cash. In consideration for this loan, we issued Mercer Management a six-month promissory note in the amount of $100,000 at an interest rate of 10.5%. Additional consideration was provided by us in the form of a warrant to purchase 20,000 shares of our common stock at an exercise price of $1.00 per share.

     In 1998, Mercer Management loaned us an additional $525,000. The first $100,000 was in the form of a six-month promissory note in the amount of $100,000 at an interest rate of 10.5%. This promissory note was convertible into shares of our common stock at the conversion rate of $1.00 per share. An additional $200,000 was provided in exchange for a second promissory note. This note provided for an interest rate of prime plus 2% payable monthly in arrears and had a due date of July 15, 1998. Additional consideration for the note included 40,000 shares of our common stock and a warrant to purchase an additional 40,000 shares of common stock at the exercise price of $1.00 per share. The $200,000 note also provided for an automatic extension through December 31, 1998 for additional consideration in the form of 40,000 shares of our common stock and a warrant to purchase an additional 40,000 shares of common stock at the exercise price of $1.00 per share. Also in 1998, Mercer Management loaned us an additional $75,000 in the form of a line of credit at prime plus 2% and was granted a warrant to purchase 15,000 shares of our common stock at $2.31 per share.

Subsequently in 1998, Mercer provided additional credit of $150,000 at prime plus 2% and was granted a warrant to purchase 30,000 shares of our common stock at $1.70 per share.

     Also, during March 1998, Mercer Management elected to exercise its 200,000 warrants to purchase common stock pursuant to an offering by us to reduce the exercise price of said warrants for the period from February 1998 to March 1998 to $0.75 per share. As a result of the exercise of these warrants, we received $150,000 from Mercer Management Inc., and Mercer Management was issued an additional 200,000 shares of our common stock. In 1998, Mercer Management converted $431,758 debt and accrued interest into 215,879 shares of our preferred stock and 28,065 warrants to purchase common stock at $2.00 per share.

     During 1999, we received $1,550,000 from Mercer Management in exchange for notes payable convertible into our common stock, due in one year, and bearing interest at 7.75%. The conversion rate for the notes was the lower of (1) $6.50,
(2) 80% of the average closing price of our publicly traded shares in the 20 trading days immediately preceding the closing of an ongoing private placement, or (3) the price agreed in that private placement.

     In connection with a private placement financing, in January 2000, all of the Mercer Management notes were converted into 387,500 shares of common stock at a conversion rate of $4.00 per share and warrants to purchase 387,500 shares of our common stock at an exercise price of $5.00; and 415,879 shares of Preferred Stock were converted to common stock.

     During 2000, we received $500,000 from Mercer Management, Inc. in exchange for Notes payable, convertible into preferred stock due in one year and bearing interest at 6%. All principal under these Notes will convert at the option of Mercer Management into equity of the Company, prior to a change in control, into a new series of Preferred Stock at a per share conversion price of $5.00 and a liquidation preference of $7.50 per share. Notwithstanding Mercer's conversion rights set forth above, in lieu of issuing Preferred Stock the Company has the right to redeem the Notes for an amount equal to the liquidation preference.

Transactions with Storie Partners LLP

     In February 1996, Storie Partners LLP, one of our principal stockholders, invested $700,000 for the purchase of investment units consisting of 700,000 shares of our preferred stock and warrants to purchase 700,000 shares of our common stock at an exercise price of $1.00 per share. In April 1997, Storie Partners exercised these warrants to purchase 400,000 shares of common stock for $400,000. Our Board of Directors extended the exercise date for these warrants to February 1999 and increased the exercise price to $1.50 per share after January 1998.

     In 1998, Storie Partners 1,000,000 shares of our preferred stock, and warrants to purchase 130,000 additional shares of our common stock at an exercise price of $2.00 per share.

     During 1999, we received $2,000,000 from Storie Partners in exchange for notes payable convertible into our common stock, due in one year, and bearing interest at 7.75%. The conversion rate for the notes was the lower of (1) $6.50,
(2) 80% of the average closing price of our publicly traded shares in the 20 trading days immediately preceding the closing of an ongoing private placement, or (3) the price agreed in that private placement.

     In connection with a private placement financing in January 2000 all of the Storie Partners notes were converted into 500,000 shares of common stock at a conversion rate of $4.00 per share and warrants to purchase shares of our common stock at an exercise price of $5.00 per share; and 1,700,000 shares of preferred stock held by Storie Partners were converted to common stock.

Transactions with Stuart Rudick and Affiliates

     In 1996, Mindful Partners LLP, an affiliate of Stuart Rudick, one of our principal stockholders, invested $300,000 for the purchase of investment units consisting of 300,000 shares of our preferred stock and warrants to purchase 300,000 shares of our common stock at an exercise price of $1.00 per share. Rudick Asset Management, another affiliate of Mr. Rudick received an additional 100,000 units and warrants to purchase 100,000 shares of common stock at an exercise price of $1.00 per share as a finders' fee relating to the placement of this offering. Additionally, Rudick Asset Management invested $75,000 for investment units consisting of 75,000 shares of preferred stock and warrants to purchase 75,000 shares of common stock at $1.00 per share, issued in the name of Delaware Charter Guaranty Trust Company. Our Board of Directors extended the exercise date for these warrants to February 1999 and increased the exercise price to $1.50 per share after January 1998.

     In 1998, Mindful Partners invested $500,000 for 250,000 shares of our preferred stock, and warrants to purchase 32,500 additional shares of our common stock at $2.00 per share.

     In February 1999, Mindful Partners, Rudick Asset Management and Delaware Charter Guaranty Trust Company exercised the warrants issued in 1996 to purchase 450,000, 100,000 and 75,000 shares of our common stock for $675,000, $150,000, and $112,500 in cash, respectively.

     In January 2000, 870,000 shares of preferred stock held by Mindful Partners and Rudick Asset Management were converted into 870,000 shares of our common stock in connection with a private placement financing.

Transactions with Robert London

     In 1996, Robert London, one of our principal stockholders, invested $100,000 for the purchase of investment units consisting of 100,000 shares of our preferred stock and warrants to purchase 100,000 shares of our common stock at an exercise price of $1.00 per share. Our Board of Directors extended the exercise date for the warrants to February 1999 and increased the exercise price to $1.50 per share after January 1998. .

     In 1998, Mr. London invested $500,000 for 250,000 shares of our preferred stock, and warrants to purchase 32,500 additional shares of our common stock at an exercise price of $2.00 per share. Mr. London also provided us with a $225,000 loan convertible into shares of our common stock at $0.75 per share. This loan together with accrued interest was converted into 318,555 shares of common stock in October 1998. Mr. London later provided us with an additional $75,000 and $150,000 in loans in the form of a line of credit at the prime rate plus 2%, and warrants to purchase 15,000 and 30,000 shares of our common stock at $2.31 and $2.15 per share, respectively. Later, Mr. London converted $232,864 in loans and accrued interest into 116,432 shares of our preferred stock and warrants to purchase 5,136 shares of our common stock at an exercise price of $2.00 per share.

     During 1999, we received $500,000 from Mr. London in exchange for promissory notes convertible into our common stock, due in one year, and bearing interest at 7.75%. The conversion rate for the notes was the lower of (1) $6.50,
(2) 80% of the average closing price of our publicly traded shares in the 20 trading days immediately preceding the closing of an ongoing private placement, or (3) the price agreed in that private placement.

     In connection with a private placement financing in January 2000, all of the London notes were converted into 125,000 shares of common stock and warrants to purchase 125,000 shares of our common stock at an exercise price of $5.00 per share; and 366,432 shares of preferred stock held by London were converted into 366,432 shares of our common stock.

Transactions with Richard Lang

     On August 3, 1999, we acquired Timeshift-TV, Inc. in a stock-only transaction from Richard Lang, our Chairman and then CEO, Earl Mincer and Eric Walters, who subsequently became employees of ours. Mr. Walters is Mr. Lang's brother-in-law. Mr. Lang and the other parties were not employed by us at the time they formed Timeshift-TV. Our Board of Directors unanimously approved our acquisition of Timeshift-TV. Timeshift-TV holds assets, including intellectual property, in the area of time-shifted real-time broadcasting, which we plan to integrate into our advanced video and audio delivery solutions. We also plan to license the Timeshift-TV intellectual property to other parties for various applications.

Transactions with Kyle Faulkner

     We paid consulting fees to Kyle Faulkner, our former Chief Technology Officer, through his consulting company, DuoDesign, of $283,940 in 1998, prior to his employment with us.

     In January 2000, Mr. Faulkner invested $250,000 for 62,500 shares of our common stock and 5-year warrants to purchase 62,500 shares of common stock at an exercise price of $5.00 per share in connection with a private placement financing.

Transactions with Thomas Koshy

     In January 2000, Mr. Thomas Koshy, then Chief Operating Officer, invested $40,000 for 10,000 shares of common stock and 5-year warrants to purchase 10,000 shares of our common stock at an exercise price of $5.00 per share in connection with a private placement financing.

Transactions with Douglas Glen

     In January 2000, Douglas Glen invested $100,000 for 25,000 shares of our common stock and 5-year warrants to purchase 25,000 shares of our common stock at an exercise price of $5.00 per share in connection with a private placement financing. In May 2000, as part of the employment agreement with Mr. Glen, the Company agreed to loan $100,000 initially and $5,000 monthly thereafter, the balance bearing interest at 7%. The loan balance at December 31, 2000 is $139,663 including interest. The loan may be forgiven if Mr. Glen remains employed with the Company for 3 years or is terminated involuntarily before 3 years.

Transactions with John J. Micek III

     In January 2000, John J. Micek III, one of our directors, invested $25,000 for 6,250 shares of common stock and 5-year warrants to purchase 6,250 shares of our common stock at an exercise price of $5.00 per share in connection with a private placement financing.

     In December 1999, we received $50,000 from Universal Assurance, of which Mr. Micek is a principal, in exchange for notes payable convertible into our common stock, due in one year, and bearing interest at 7.75%. The conversion rate for the notes was the lower of (1) $6.50, (2) 80% of the average closing price of our publicly traded shares in the 20 trading days immediately preceding the closing of an ongoing private placement, or (3) the price agreed in that private placement. The Universal notes were subsequently converted into 12,500 shares of our common stock in January 2000.

Transactions with Joseph Barletta

     In January 2000, we received $100,000 from Independence Properties LLC, of which Joseph Barletta, one of our directors, is a principal, in exchange for notes payable convertible into our common stock, due in one year, and bearing interest at 7.75%. The conversion rate for the notes was the lower of (1) $6.50,
(2) 80% of the average closing price of our publicly traded shares in the 20 trading days immediately preceding the closing of an ongoing private placement, or (3) the price agreed in that private placement. The notes were subsequently converted into 25,000 shares of our common stock at the end of January in connection with a private placement financing.


                                     PART IV

ITEM 14.  EXHIBITS AND REPORTS ON FORM 8-K

a)  Exhibits

                                  EXHIBIT INDEX

Exhibit                    Description
-------     --------------------------------------------------------------------
2.1**       State of  Arizona,  Articles  of Merger of Video  Press,  Inc.  into
            Explore Technology,  dated December 28, 1990;  Agreement and Plan of
            Merger dated August 29, 1993.

2.2** Action by Unanimous Consent of Board of Directors of Explore Technology, Inc., July 15, 1992.

2.3** Certificate of Merger of Time Shift TV, Inc. into IVT Delaware, Inc. dated July 26, 1999.

2.4**       Agreement  and  Plan  of   Reorganization   between   Instant  Video
            Technologies, Inc., IVT, Delaware, and Time Shift TV dated August 3, 1999.

3.1.1** Certificate of Incorporation of Catalina Capital Corp. dated April 27, 1990.

3.1.2**     Certificate  of Amendment to the  Certificate  of  Incorporation  of
            Catalina   Capital   Corp.   changing  its  name  to  Instant  Video
            Technologies, Inc. dated August 17, 1992.

3.1.3**     Amended and Restated  Certificate of Incorporation dated January 27,
            2000.

3.2.1** Bylaws of Catalina Capital Corp. dated April 27, 1990; Amendment No. 1 dated April 5, 1993.

3.3.2**     Amended and Restated Bylaws dated January 27, 2000.

3.3.3**     Certificate of Status Foreign Corporation dated March 12, 1993.

3.34        Certificate of Status Foreign Corporation dated August 29, 2000.

4.1**       Specimen common stock certificate.

4.2**       Prospectus for Catalina Capital Corp. dated October 17, 1990.

4.3**       SEC Form S-18 for Catalina Capital Corp. dated June 29, 1990.

4.4** Amendment No. 1 to SEC Form S-18 for Catalina Capital Corp. dated August 10, 1990.

4.5** Amendment No. 2 to SEC Form S-18 for Catalina Capital Corp. dated September 28, 1990.

4.6** Certificate of Designation for Catalina Capital Corp. of Series A Preferred Stock dated Aug. 4, 1992.

4.7** Certificate of Designation for Catalina Capital Corp. of Series B-1, B-2, B-3 and B-4 Convertible Preferred Stock, dated August 4, 1992.

4.8** Certificate of Designation for Catalina Capital Corp. of Series C Preferred Stock, dated August 4, 1992.

4.9** Certificate of Designation for Instant Video Technologies, Inc. of Series D Convertible Preferred Stock, dated December 23, 1992.

4.10** Certificate of Designation for Instant Video Technologies, Inc. of Series E Convertible Preferred Stock, dated May 9, 1995.

4.11** Certificate of Designation for Instant Video Technologies, Inc. of Series F Convertible Preferred Stock, dated February 13, 1996.

4.12** Certificate of Designation of Instant Video Technologies, Inc. filing Certificate of Elimination of Series A Preferred Stock, Series B-1, B-2, B-3, B-4 Convertible Preferred Stock, Series C Preferred Stock, Series D Convertible Preferred Stock and Series E Convertible Preferred Stock dated November 6, 1998.

4.13** Amended Certificate of Designation, Statement of Establishing Series F Convertible Preferred Stock AND Certificate of Designation, Statement Establishing Series B Convertible Preferred Stock filed January 1, 1999

4.14** Stock Purchase Agreement (Series B Stock) with Exhibit A (Warrant to Purchase Shares of Common Stock), Exhibit B (Certificate of Designation), Exhibit C (Registration Rights Agreement), and Exhibit D (Voting and Right of First Refusal)

4.15** Unit Purchase Agreement between Instant Video Technologies and Investors (Storie Partners, Mindful Partners-Stuart Rudick, Reed Slatkin, Robert London) dated February 14, 1996.

4.16** Securities Purchase Agreement by and among the registrant and certain investors dated as of January 27, 2000.

4.17** Registration Rights Agreement by and among the registrant and certain investors dated as of January 27, 2000.

4.18** Form of Warrant to purchase shares of common stock issued to certain investors on January 27, 2000

4.19** Form of Lock-up Agreement entered into between the registrant and each of certain officers, directors and principal shareholders in January 2000.

10.1**      RMSI Reseller License Agreement.

10.2**      RMSI End-User Software License Agreement.

10.3**      I-Stream TV Reseller Agreement.

10.4**      Clover Technologies, Inc. Reseller license Agreement.

10.5**      Service Agreement with The EMS Group.

10.6**      Lease  at 500  Sansome  Street,  San  Francisco,  CA with  ten  (10)
            Amendments.

10.7**      Lease for sales office in Livonia, Michigan.

10.8**      Lease for sales office in Golden, Colorado.

10.9**      Lease for sales office in Alexandria, Virginia.

10.10**     Lease for sales office in Mount Holly, New Jersey.

10.11**     Pat Meir Assoc. contract.

10.12**     Employment Agreement with Richard Lang.

10.13**     Employment Agreement with Thomas Koshy.

10.14**     Employment Agreement with Edward Davis.

10.15**     Employment Agreement with Richard Jones.

10.16**     Employment Agreement with Kyle Faulkner.

10.17**     Employment Offer Letter to David Morgenstein.

10.18**     Employment Offer Letter to Frank Schwartz.

10.19**     Employment Offer Letter to June White.

10.20**     Employment Agreement with Doug Glen.

10.21**     Employment Agreement with George Zraick.

10.22**     Employment Agreement with Dave Egan.

10.23**     Employment Agreement with John C. Lukrich.

10.24       Eagle Wireless International, Inc. Securities Purchase Agreement

10.25       License Agreement with InterZest.

10.26       Eagle Wireless International, Inc. License Agreement

21.1**      Subsidiaries of the registrant.

24.1**      Power of Attorney (included in signature page)

--------
** Previously filed.

b)    Reports on Form 8-K during quarter ended December 31, 2000:

      Form 8(k) filed on October 2, 2000, announcing that the common stock would commence trading on Nasdaq's SmallCap Market under the symbol "BRST" on Monday, October 2, 2000.

                                   SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       BURST.COM, INC.

Dated:  April 17, 2001                 By   /s/        Richard Lang
                                            ----------------------------------
                                            Chairman and Chief Executive Officer

In accordance with the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

        Signature                Title                                 Date
        ---------                -----                                 ----

/s/ Trevor Bowen             Director                             April 17, 2001
--------------------------
Trevor Bowen


/s/ John J. Micek            Director                             April 17, 2001
--------------------------
John J. Micek III



/s/ Brian Murphy             Director                             April 17, 2001
--------------------------
Brian Murphy


/s/ Mark Hubscher            Director                             April 17, 2001
--------------------------
Mark Hubscher



/s/ Jeffrey D. Wilson        Chief Financial Officer and          April 17, 2001
--------------------------     Principal Accounting Officer
Jeffrey D. Wilson

                                  EXHIBIT INDEX

Exhibit                    Description
-------     --------------------------------------------------------------------
2.1**       State of  Arizona,  Articles  of Merger of Video  Press,  Inc.  into
            Explore Technology,  dated December 28, 1990;  Agreement and Plan of
            Merger dated August 29, 1993.

2.2** Action by Unanimous Consent of Board of Directors of Explore Technology, Inc., July 15, 1992.

2.3** Certificate of Merger of Time Shift TV, Inc. into IVT Delaware, Inc. dated July 26, 1999.

2.4**       Agreement  and  Plan  of   Reorganization   between   Instant  Video
            Technologies, Inc., IVT, Delaware, and Time Shift TV dated August 3, 1999.

3.1.1** Certificate of Incorporation of Catalina Capital Corp. dated April 27, 1990.

3.1.2**     Certificate  of Amendment to the  Certificate  of  Incorporation  of
            Catalina   Capital   Corp.   changing  its  name  to  Instant  Video
            Technologies, Inc. dated August 17, 1992.

3.1.3**     Amended and Restated  Certificate of Incorporation dated January 27,
            2000.

3.2.1** Bylaws of Catalina Capital Corp. dated April 27, 1990; Amendment No. 1 dated April 5, 1993.

3.3.2**     Amended and Restated Bylaws dated January 27, 2000.

3.3.3**     Certificate of Status Foreign Corporation dated March 12, 1993.

3.34        Certificate of Status Foreign Corporation dated August 29, 2000.

4.1**       Specimen common stock certificate.

4.2**       Prospectus for Catalina Capital Corp. dated October 17, 1990.

4.3**       SEC Form S-18 for Catalina Capital Corp. dated June 29, 1990.

4.4** Amendment No. 1 to SEC Form S-18 for Catalina Capital Corp. dated August 10, 1990.

4.5** Amendment No. 2 to SEC Form S-18 for Catalina Capital Corp. dated September 28, 1990.

4.6** Certificate of Designation for Catalina Capital Corp. of Series A Preferred Stock dated Aug. 4, 1992.

4.7** Certificate of Designation for Catalina Capital Corp. of Series B-1, B-2, B-3 and B-4 Convertible Preferred Stock, dated August 4, 1992.

4.8** Certificate of Designation for Catalina Capital Corp. of Series C Preferred Stock, dated August 4, 1992.

4.9** Certificate of Designation for Instant Video Technologies, Inc. of Series D Convertible Preferred Stock, dated December 23, 1992.

4.10** Certificate of Designation for Instant Video Technologies, Inc. of Series E Convertible Preferred Stock, dated May 9, 1995.

4.11** Certificate of Designation for Instant Video Technologies, Inc. of Series F Convertible Preferred Stock, dated February 13, 1996.

4.12** Certificate of Designation of Instant Video Technologies, Inc. filing Certificate of Elimination of Series A Preferred Stock, Series B-1, B-2, B-3, B-4 Convertible Preferred Stock, Series C Preferred Stock, Series D Convertible Preferred Stock and Series E Convertible Preferred Stock dated November 6, 1998.

4.13** Amended Certificate of Designation, Statement of Establishing Series F Convertible Preferred Stock AND Certificate of Designation, Statement Establishing Series B Convertible Preferred Stock filed January 1, 1999

4.14** Stock Purchase Agreement (Series B Stock) with Exhibit A (Warrant to Purchase Shares of Common Stock), Exhibit B (Certificate of Designation), Exhibit C (Registration Rights Agreement), and Exhibit D (Voting and Right of First Refusal)

4.15** Unit Purchase Agreement between Instant Video Technologies and Investors (Storie Partners, Mindful Partners-Stuart Rudick, Reed Slatkin, Robert London) dated February 14, 1996.

4.16** Securities Purchase Agreement by and among the registrant and certain investors dated as of January 27, 2000.

4.17** Registration Rights Agreement by and among the registrant and certain investors dated as of January 27, 2000.

4.18** Form of Warrant to purchase shares of common stock issued to certain investors on January 27, 2000

4.19** Form of Lock-up Agreement entered into between the registrant and each of certain officers, directors and principal shareholders in January 2000.

10.1**      RMSI Reseller License Agreement.

10.2**      RMSI End-User Software License Agreement.

10.3**      I-Stream TV Reseller Agreement.

10.4**      Clover Technologies, Inc. Reseller license Agreement.

10.5**      Service Agreement with The EMS Group.

10.6**      Lease  at 500  Sansome  Street,  San  Francisco,  CA with  ten  (10)
            Amendments.

10.7**      Lease for sales office in Livonia, Michigan.

10.8**      Lease for sales office in Golden, Colorado.

10.9**      Lease for sales office in Alexandria, Virginia.

10.10**     Lease for sales office in Mount Holly, New Jersey.

10.11**     Pat Meir Assoc. contract.

10.12**     Employment Agreement with Richard Lang.

10.13**     Employment Agreement with Thomas Koshy.

10.14**     Employment Agreement with Edward Davis.

10.15**     Employment Agreement with Richard Jones.

10.16**     Employment Agreement with Kyle Faulkner.

10.17**     Employment Offer Letter to David Morgenstein.

10.18**     Employment Offer Letter to Frank Schwartz.

10.19**     Employment Offer Letter to June White.

10.20**     Employment Agreement with Doug Glen.

10.21**     Employment Agreement with George Zraick.

10.22**     Employment Agreement with Dave Egan.

10.23**     Employment Agreement with John C. Lukrich.

10.24       Eagle Wireless International, Inc. Securities Purchase Agreement

10.25       License Agreement with InterZest.

10.26       Eagle Wireless International, Inc. License Agreement

21.1**      Subsidiaries of the registrant.

24.1**      Power of Attorney (included in signature page)

--------
** Previously filed.

                                 BURST.COM, INC.
                                AND SUBSIDIARIES



                        Consolidated Financial Statements



                           December 31, 2000 and 1999




                   (With Independent Auditors' Report Thereon)

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders
Burst.com, Inc.:

We have audited the accompanying consolidated balance sheets of Burst.com, Inc. and subsidiaries (the Company) as of December 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the two years in the period ending December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Burst.com, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the two years in the period ending December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

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

                                                BDO SEIDMAN, LLP

San Francisco, California
April 9, 2001

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors and Stockholders
Burst.com, Inc. (formerly Instant Video Technologies, Inc.):

We have audited the accompanying consolidated statements of operations, stockholders' (deficit) equity, and cash flows of Burst.com, Inc. and subsidiary (the Company) for the year ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Instant Video Technologies, Inc. and subsidiary as of December 31, 1998, and the results of their operations and their cash flows for the year ended December 31, 1998 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations and has negative cash flows from operating activities that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters include raising sufficient capital to allow the Company to complete development and successful commercialization of its products. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                KPMG LLP

San Francisco, California
April 13, 1999

                        BURST.COM, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                                   December 31,
                                                                          ----------------------------
                                                                              2000            1999
                                                                          ------------    ------------
                                                 ASSETS
Current assets:
   Cash and cash equivalents                                              $    296,584    $    302,979
   Accounts receivable, net of allowance $20,419                               295,795            --
   Loans to officers                                                           139,633            --
   Prepaid expenses and other current assets                                    42,048          63,893

         Total current assets                                                  774,096         366,872

Property and equipment, net                                                    570,700         725,412

Other assets                                                                   317,337          36,457
                                                                          ------------    ------------

                                                                          $  1,662,133    $  1,128,741
                                                                          ============    ============


                                  LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:

   Notes payable to principal stockholders                                $    500,000    $  4,834,847
   Accounts payable                                                          1,550,573       1,384,289
   Accrued expenses                                                            515,873         208,374
   Accrued interest                                                              1,192         114,277
   Deferred revenue                                                            287,225          51,600
                                                                          ------------    ------------

         Total current liabilities                                           2,854,863       6,593,387
                                                                          ------------    ------------

Commitments and contingencies

Stockholders' (deficit) equity:
   Convertible Preferred stock, $.00001 par value, 20,000,000 shares authorized:
   Series A (Renamed from Series F), 2,025,000
      shares issued and outstanding in 1999,
      liquidation preference of $2,025,000                                        --                20
   Series B, 2,476,609 shares issued and outstanding in 1999,
      liquidation preference at December 31, 1999 of $20,803,516                  --                25
   Common stock, $.00001 par value, 100,000,000 shares
      authorized; 20,148,125 and 9,535,527 shares issued and
      outstanding in 2000 and 1999                                                 201              95
   Additional paid-in-capital                                               55,852,947      31,971,108
   Accumulated deficit                                                     (57,045,878)    (37,435,894)
                                                                          ------------    ------------

         Stockholders' deficit                                              (1,192,730)     (5,464,646)
                                                                          ------------    ------------


                                                                          $  1,662,133    $  1,128,741
                                                                          ============    ============

See accompanying notes to consolidated financial statements

                          BURST, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations

              For the years ended December 31, 2000, 1999 and 1998

                                                              2000            1999            1998
                                                          ------------    ------------    ------------
Revenue                                                   $    499,376    $         --    $     15,000
Cost of revenues                                                30,764              --              --
                                                          ------------    ------------    ------------

                                                               468,612              --              --
                                                          ------------    ------------    ------------

Costs and expenses:
   Research and development                                  4,300,328       4,076,732         800,567
   Sales and marketing                                       8,175,525       4,185,517         830,998
   Losses on abandonment, disposition
      and write-downs of equipment                           1,312,931              --              --
   General and administrative                                6,236,528       3,247,370       3,047,302
                                                          ------------    ------------    ------------

         Total costs and expenses                           20,025,312      11,509,619       4,678,867
                                                          ------------    ------------    ------------

         Loss from operations                              (19,556,700)    (11,509,619)     (4,663,867)

Other income (expense):
   Interest expense, net                                        40,899      (1,468,110)     (2,252,553)
   Other income (expense)                                      (94,183)             --              --
                                                          ------------    ------------    ------------

         Net other                                             (53,284)     (1,468,110)     (2,252,553)
                                                          ------------    ------------    ------------

         Net loss                                          (19,609,984)    (12,977,729)     (6,916,420)
                                                          ------------    ------------    ------------

         Beneficial conversion feature of
             Series B Preferred Stock                               --              --      (8,762,425)
                                                          ------------    ------------    ------------

         Net loss applicable to Common Stockholders       $(19,609,984)   $(12,977,729)   $(15,678,845)
                                                          ============    ============    ============

Basic and diluted net loss per common share:              $       (.98)   $      (1.42)   $      (2.35)
                                                          ============    ============    ============


Weighted average shares used in per share computation       20,058,693       9,121,947       6,658,738
                                                          ============    ============    ============


See accompanying notes to consolidated financial statements.

                        BURST.COM, INC. AND SUBSIDIARIES
            Consolidated Statements of Stockholders' (Deficit) Equity
              For the years ended December 31, 2000, 1999 and 1998

                                                Common Stock         Preferred Stock        Additional
                                            --------------------  ---------------------      Paid-in     Accumulated
                                              Shares     Amount     Shares       Amount      capital       deficit        Total
                                            ----------  --------  ----------    -------    -----------  ------------  ------------
Balance at December 31, 1997                5,703,553   $     59   2,125,000    $    22    $ 7,795,972  $ (8,779,320) $   (983,267)

Series B Preferred Stock issuances                 --         --   2,105,000         21      3,873,979            --     3,874,000
Warrants used in connection with
    the issuance of Series B Preferred             --         --          --         --        336,000            --       336,000
Stock
Common stock issuance                          14,921         --          --         --         10,000            --        10,000
Exercise of stock options                     139,501          1          --         --      1,138,951            --     1,138,952
Exercise of warrants                          700,000          6          --         --        749,994            --       750,000
Conversion of debt and accrued interest     1,082,991         10     371,609          3      1,736,983            --     1,736,996
Warrants issued with the
    conversion of convertible debt                                                             172,000                     172,000
Value assigned to warrants and
    stock upon issuance of debt               200,000          2          --         --      1,947,369            --     1,947,371
Stock options issued for services performed        --         --          --         --        727,726            --       727,726
Conversion of Series A Preferred
    Stock to common stock                     100,000          1    (100,000)        (1)            --            --            --
Beneficial conversion feature of
    Series B Preferred Stock                                                                 8,762,425    (8,762,425)           --
Net loss                                           --         --          --         --             --    (6,916,420)   (6,916,420)
                                           ----------   --------  ----------    -------    -----------  ------------  ------------
Balance at December 31, 1998                7,940,966         79   4,501,609         45     27,251,399   (24,458,165)    2,793,358

Exercise of stock options                     111,800          1          --         --        112,549            --       112,550
Exercise of warrants                        1,277,262         13          --         --      1,537,487            --     1,537,500
Value assigned to warrants and
     beneficial conversion feature
     upon issuance of debt                         --         --          --         --      1,467,146            --     1,467,146
Stock and options issued for
     services performed                           499         --          --         --        272,529            --       272,529
Conversion of Series A Preferred Stock
    to common stock                             5,000         --      (5,000)        --             --            --            --
Purchased research and development costs      200,000          2          --         --      1,329,998            --     1,330,000
Net loss                                           --         --          --         --             --   (12,977,729)  (12,977,729)
                                           ----------   --------  ----------    -------    -----------  ------------  ------------
Balance at December 31, 1999                9,535,527   $     95   4,496,609         45    $31,971,108   (37,435,894)   (5,464,646)

Common stock offering, net of costs         3,474,625         35          --         --     13,486,460            --    13,486,495
Compensation related to options                    --         --          --         --        332,563            --       332,563
Compensation related to
    sale of common stock to employees              --         --          --         --         77,726            --        77,726
Conversion of debt to common stock,
    net of costs                            1,333,750         13          --         --      5,106,684            --     5,106,697
Conversion of preferred stock to
    common, net of costs                    4,496,609         45  (4,496,609)       (45)      (533,200)           --      (533,200)
Exercise of warrants                           50,000          1          --         --         49,999            --        50,000
Stock options  issued for
    services performed                             --         --          --         --        235,905            --       235,905
Common stock offering, net of costs           857,633          9          --         --      4,539,777            --     4,539,786
Exercise of stock options                     273,355          2          --         --        393,591            --       393,593
Penalty shares issued                         126,626          1          --         --        192,334            --       192,335
Net loss                                           --         --          --         --             --   (19,609,984)  (19,609,984)
                                           ----------   --------  ----------    -------    -----------  ------------  ------------

Balance at December 31, 2000               20,148,125   $    201          --    $    --    $55,852,947  $(57,045,878) $ (1,192,730)
                                           ==========   ========  ==========    =======    ===========  ============  ============



See accompanying notes to consolidated financial statements.

                        BURST.COM, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
              For the years ended December 31, 2000, 1999 and 1998

                                                                                      2000            1999           1998
                                                                                  ------------    ------------    -----------
 Cash flows from operating activities:
  Net loss                                                                       $(19,609,984)   $(12,977,729)   $(6,916,420)
   Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization                                                   592,494         209,198         58,531
       Loss on abandonment, disposition and write-down of equipment                  1,312,931              --          5,133
       Non-cash interest expense                                                     1,396,993       2,228,940
       Stock and options issued for services performed                                 235,905         272,529        727,726
       Compensation from stock and option awards to employees                          410,289              --      1,137,499
       Purchased research and development                                                   --       1,330,000             --
       Conversion of legal fees to note payable                                             --          25,000             --
       Issuance of penalty shares                                                      192,335              --             --
   Changes in operating assets and liabilities:
       Accounts receivable                                                            (295,795)             --             --
       Prepaid expenses and other current assets                                      (117,824)        (57,485)         6,164
       Other assets                                                                   (280,880)             --             --
       Accounts payable                                                                166,284       1,132,245        218,018
       Accrued expenses                                                                307,499          26,890         88,702
       Accrued interest                                                               (113,085)        114,277        (43,044)
                                                                                                                  -----------
       Deferred revenue                                                                235,625          51,600             --
                                                                                  ------------    ------------    -----------

             Net cash used in operating activities                                 (16,964,206)     (8,476,482)    (2,488,751)
                                                                                  ------------    ------------    -----------

Cash flows from investing activities:
   Purchases of property and equipment                                              (1,772,133)       (749,994)      (162,669)
   Sales of property and equipment                                                      21,420              --             --
                                                                                  ------------    ------------    -----------
             Net cash used in investing activities                                  (1,750,713)       (749,994)      (162,669)
                                                                                  ------------    ------------    -----------

Cash flows from financing activities:
   Payment of receivables from Series B Convertible stock offering                          --         810,000             --
   Proceeds from sale of stock, net of costs                                        17,868,131              --      3,410,000
   Exercise of warrants and stock options                                              443,593       1,650,050        751,453
   Payment of costs in connection  with conversion of preferred stock to common       (533,200)             --             --
   Proceeds from debt financing                                                        930,000       4,880,000      1,572,736
   Repayment of debt                                                                        --         (22,736)      (891,179
                                                                                  ------------    ------------    -----------

             Net cash provided by financing activities                              18,708,524       7,317,314      4,843,010
                                                                                  ------------    ------------    -----------

Increase (decrease) in cash and cash equivalents                                        (6,395)     (1,909,162)     2,191,590

Cash and cash equivalents, beginning of year                                           302,979       2,212,141         20,551
                                                                                  ------------    ------------    -----------

Cash and cash equivalents, end of year                                            $    296,584    $    302,979    $ 2,212,141
                                                                                  ============    ============    ===========

Supplemental disclosure of cash flow information:
   Cash paid for state franchise tax                                              $        800    $        800    $       800
                                                                                  ============    ============    ===========

   Cash paid for interest                                                         $         --    $      7,374    $    65,935
                                                                                  ============    ============    ===========

   Supplemental schedule of non-cash investing and financing activities:

   In 2000, 1,333,750 shares of common stock were issued for $5,335,000 face amount of debt.

   In 1999, six notes payable issued in exchange for $335,000 were issued with front end warrants resulting in a discount to notes payable of $70,153

   In 1999, 5,000 shares of Series A Preferred Stock were converted to 5,000 shares of common stock

   In 1998, debt and accrued interest of $1,736,996 was converted to Series B
    Preferred Stock and common stock

   In 1998, 100,000 shares of preferred stock were converted to 100,000 shares of common stock


See accompanying notes to consolidated financial statements.

                        BURST.COM, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     CHANGE OF NAME

     On January 27, 2000, the Company changed its name from Instant Video Technologies, Inc. to Burst.com, Inc.

     DESCRIPTION OF BUSINESS

     Burst.com, Inc. (the Company) licenses burst transmission software for use within commercial, multimedia and interactive environments. The burst technology allows for time compression and burst transmission of video/audio programming that results in time-savings, network efficiency and superior quality products.

     LIQUIDITY

     Since inception, the Company has incurred development costs and other expenses resulting in cumulative losses of $57,045,878. The Company's current liabilities exceed current assets by $2,080,767 at December 31, 2000. In November 2000, the Company reduced its head count from 97 to 20. On April 1, 2001, the number of employees was reduced to 5.

     There is substantial doubt about the Company's ability to continue as a growing concern. Management recognizes that the Company must raise immediate capital to enable it to continue its operations. Management is attempting to raise sufficient capital to allow the company to complete development and successful commercialization of its products. The accompanying financial statements have been prepared contemplating the Company will continue as a going concern. No assurances can be given that the Company will be successful in raising immediate capital or that the Company will achieve profitability or positive cash flow. If the Company is unable to obtain adequate additional financing and bring the Company to profitability or positive cash flow, there can be no assurance the Company can continue as a going concern.

     BASIS OF PRESENTATION

     The accompanying financial statements include the accounts of Burst.com, Inc. and its wholly owned subsidiaries, Explore Technology, Inc. and Timeshift-TV. All significant intercompany transactions and accounts have been eliminated in consolidation.

     CASH EQUIVALENTS

     Cash equivalents consist of money market accounts and other short-term investments with an original remaining term of three months or less.

     REVENUE RECOGNITION

     The Company's revenue in 1998 consisted of one non-recurring sale of test software that was recognized upon delivery.

     Effective January 1, 1998, the Company adopted the American Institute of Certified Public Accountants' Statement of Position (SOP) No. 97-2, which provided revised guidance for recognizing revenue on certain software transactions. No revenue is recognized until evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection is probable. Adoption of the new SOP had no effect on recognition of revenue, results of operations or financial position.

     License fees and services are recognized as revenue ratably over the license period. No revenue is recognized until evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection is probable.

     PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets that range from three to five years.

     RESEARCH AND DEVELOPMENT

     Research and development costs are charged to operations as incurred until such time as both technological feasibility is established and future economic benefit is assured. To date, such conditions have not been satisfied, and, accordingly, all software engineering and development costs have been expensed as incurred. See note 4 for certain in-process research and development purchased in 1999.

     ADVERTISING COSTS

     The Company expenses advertising costs as incurred. The Company incurred $1,489,842 of advertising in 2000, $587,000 in 1999 and none in 1998.

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

                                         Year Ended December 31,
                                   2000           1999           1998
                               -----------    -----------    -----------
  Convertible Preferred                 --      4,496,609      4,501,609

  Options                        8,716,659      6,925,863      6,289,263

  Warrants                       6,435,396        905,384      2,010,210
                               -----------    -----------    -----------

     Total                      15,152,055     12,327,856     12,801,082
                               ===========    ===========    ===========

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

     STOCK-BASED COMPENSATION

     The Company accounts for its stock-based compensation plans for employees using the intrinsic value method. As such, compensation expense is recorded if on the measurement date, which is generally the date of grant, the current fair value of the underlying stock exceeds the exercise price.

     The equity instruments issued to non-employees are accounted for at fair value. The fair value of the equity instrument is determined using either the fair value of the underlying stock or the Black-Scholes option pricing model.

     USE OF ESTIMATES

     Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates. The Company's most significant estimates are those related to the valuation of stock, stock options, and warrants in connection with equity and financing transactions.

     COMPREHENSIVE INCOME

     The Company has no component of comprehensive income other than its reported amounts of net loss applicable to holders of common stock.

     RECLASSIFICATIONS

     Certain   items  have  been   reclassified   to  conform  to  current  year
     presentation.

(2)  PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                        December 31,
                                                 -------------------------
                                                   2000            1999
                                                 ---------       ---------
     Computer equipment                          $ 509,191       $ 671,870
     Furniture                                      94,426          55,666
     Office equipment                                5,000           7,867
     Software                                       55,000          95,724
     Trade show booth                                5,000          92,637
     Leasehold improvements                             --          72,417
                                                 ---------       ---------

                                                   668,617         996,181
     Less accumulated depreciation                 (97,917)       (270,769)
                                                 ---------       ---------

                                                 $ 570,700       $ 725,412
                                                 =========       =========

During the fourth quarter of 2000, management determined that certain computers and other equipment were not recoverable at their current book value, and certain leasehold improvements and other assets had been abandoned when sales offices were closed. Accordingly, losses and writedowns totaling $1,312,932 have been included in the accompanying consolidated statements of operations.

(3)  DEBT

         NOTES PAYABLE TO PRINCIPAL STOCKHOLDERS                           2000           1999
                                                                       -----------    -----------
     6% note payable to Mercer Management, Inc., interest and
     principal due December 28, 2001                                   $   500,000    $        --

     7.75% note payable to Storie Partners, interest and principal              --      2,000,000
     due July in varying amounts July through October, 2000

     7.75% note payable to Mercer  Management, Inc., interest and
     principal due in varying amounts  September  through  December, 2000       --      1,350,000


     7.75% note payable to Robert S. London, interest and principal             --        500,000
     due July 15, 2000

     7.75% note payable to Reed Slatkin, interest and principal due             --        520,000
     July 16, 2000

     7.75% notes payable to various lenders, interest and principal
     due in varying amounts April through December, 2000                        --        535,000
                                                                       -----------    -----------
                                                                           500,000      4,905,000

     Unamortized original issue discount on notes payable resulting from
     front end warrants issued with 6 of the notes payable                      --        (70,153)
                                                                       -----------    -----------
                                                                           500,000      4,834,847


     Less current portion                                                 (500,000)    (4,834,847)
                                                                       -----------    -----------

     Long-term portion                                                 $        --    $        --
                                                                       ===========    ===========

     The note issued during 2000 is convertible into a new series of Preferred Stock to be identified as Series A-2001 at a per share conversion price of Five Dollars ($5.00) at the option of the note holder.

     During January, 2000 the Company received $430,000 evidenced by notes payable convertible into common stock, due in one year. The conversion rate was the lower of: (1) $6.50, (2) 80% of the average closing price of the Company's publicly traded shares in the 20 trading days immediately preceding the closing of a then ongoing private placement, or (3) the price agreed in that private placement. Upon completion of the private placement discussed in Note 5 below, these and all other notes outstanding, totaling $5,335,000, were converted into 1,333,750 shares of common stock as of January 31, 2000. The conversion price was $4.00 per share of common stock plus one warrant per share of common stock acquired by conversion. Each warrant has an exercise price of $5.00 and expires five years from the date of issue.

     All of the notes issued during 1999 were convertible at a price which was the lower of (1) $6.50, (2) 80% of the average closing price of the Company's publicly traded shares in the 20 trading days immediately preceding the closing of an ongoing private placement, or (3) the price agreed in that private placement. Interest expense of $1,396,993 has been recorded for the beneficial conversion feature of these notes. In addition six of the notes payable issued in exchange for $335,000 were issued with front end warrants this has resulted in a discount to notes payable of $70,153.

(4)  EQUITY

     Common Stock

     The Company completed a sale of its common stock and warrants to purchase common stock in January 2000. In addition to the conversion of notes outstanding, the Company received $13,898,500 in cash from various investors, including some directors and employees of the company, in exchange for 3,474,625 shares of common stock and 3,474,625 warrants to purchase common stock, offset by approximately $1,103,000 in transactions costs. The price per share of common stock was $4.00, which included the issuance of one warrant for each share of stock sold. Each warrant is exercisable for one share of common stock at an exercise price of $5.00 per share and expires 5 years from the date of issue. Compensation expense of $77,726 was recorded as a result of sales of stock to employees for the excess of fair value over the price paid. In connection with the offering, 98,870 five-year warrants to purchase common stock at $8.4375 per share were issued to the placement agent.

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

     During 2000, options were exercised to purchase 283,289 shares of common stock at a weighted average price of $1.91. Warrants were exercised to purchase 50,000 shares of common stock at $1.00. See also Note 7. During 1999, the Company issued 499 shares of common stock to a contractor in lieu of services performed. An expense of $4,054 was recorded as swales and marketing expense, based on the fair value of the shares issued.

     During 1999 the Company acquired certain intellectual property owned by Timeshift-TV inc. for 200,000 shares of common stock. The Company recorded $1,330,000 of expense for the in-process research and development costs purchased in connection with this acquisition. Timeshift-TV Inc. and inactive corporation that owned patented rights sought by the Company, was owned at the time of purchase by the Company's president and two of the Company's management employees.

     Convertible Preferred Stock

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

     Warrants and Stock Issued With Debt

     During 1998, the Company issued debt of $1,550,000 and added conversion features to $743,216 of debt. In connection with these transactions the Company issued stock and warrants. The Company valued these equity instruments using either the underlying stock prices or the Black-Scholes option pricing model, as applicable, resulting in the Company recording interest expense of $1,947,371.

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

     Stock Options

     On November 6, 1992 and April 29, 1998, the Board of Directors adopted the 1992 Stock Incentive Plan and the 1998 Stock Incentive Plan, respectively. Under the plans, the Board may grant options to officers, key employees, directors and consultants. Incentive stock options may be granted at not less that 100% of the fair market value of the stock on the date the option is granted. The option price of stock not intended to qualify as incentive stock options may not be less than 85% of the fair market value on the date of grant. The maximum term of the options cannot exceed ten years. A total of 3,500,000 and 4,000,000 shares has been reserved for issuance under the plans, respectively.

     On August 23, 1999, the Board of Directors adopted the 1999 Stock Incentive Plan. Under the plan, the Board may grant options to officers, key employees, directors and consultants. Incentive stock options may be granted at not less than 100% of the fair market value of the stock on the date the option is granted. The option price of stock not intended to qualify as incentive stock options may not be less than 85% of the fair market value on the date of grant. The maximum term of the options cannot exceed ten years. A total of 3,000,000 shares have been reserved for issuance under the plan. Certain options are still outstanding from prior 1992 and 1998 plans that carried similar terms.

     During 1998, the Company issued stock options in lieu of cash for services performed, covering approximately 550,000 shares of the Company's common stock at exercise prices ranging from $1.00 to $2.90 per share, expiring between September 2000 and December 2003. $727,726 was recorded as a general and administrative expense based on the fair value of the stock options issued.

     During 1999, the Company issued stock options in lieu of cash for services performed, covering 120,621 shares of the Company's common stock at exercise prices ranging from $2.19 to $9.72 per share, expiring between February 2000 and December 2004.

     $105,805 was recorded as a general and administrative expense, $160,588 was recorded as a sales and marketing expense, and $2,082 was recorded as a research and development expense based on the fair value of the stock options issued.

     In November 2000, the Company repriced all options held by the 20 remaining employees. The revised exercise price was $0.2812 per share.

     During 2000, the Company issued stock options in lieu of cash for services performed, covering 8,621,242 shares of the Company's common stock at exercise prices ranging from $.2812 to $4.50 per share, expiring by December 2005. $332,563 was recorded as general and administrative expenses based on the fair value of the stock options issued.

     The per share weighted average fair value of stock options granted during 2000, 1999 and 1998 was $1.43, $5.23 and $1.73 respectively, on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: volatility of 251%, 117%, and 136% respectively, expected dividend yield 0% for all years, risk free interest rate of approximately 6%, 6% and 5% respectively, and an expected life of
     2.5 years for both 2000 and 1999, and 1.5 years for 1998.

Stock option activity for 2000, 1999, and 1998 is as follows:


                                                              WEIGHTED
                                             NUMBER OF         AVERAGE
                                              SHARES       EXERCISE PRICE
                                             ---------     --------------

          Balance on December 31, 1997      2,538,630            $1.85

          Options granted                   4,117,101             3.01
          Options exercised                  (139,501)            2.28
          Options expired                    (105,719)            2.65
          Options forfeited                  (121,248)            1.56
                                            ---------            -----

          Balance on December 31, 1998      6,289,263             2.52

          Options granted                   1,302,000             6.65
          Options exercised                  (111,800)            1.01
          Options expired                    (200,000)            1.00
          Options forfeited                  (353,600)            2.78
                                            ---------            -----

          Balance on December 31, 1999      6,925,863             3.36

          Options granted                   8,664,742             1.33
          Options exercised                  (273,355)            1.91
          Options expired                     (94,225)            1.86
          Options forfeited                (6,506,366)            4.09
                                            ---------            -----

          Balance on December 31, 2000      8,716,659            $1.04
                                            =========            =====

Stock options outstanding and exercisable at December 31, 2000 from the 1992, 1998 and 1999 Plans consisted of:

                               Outstanding                     Exercisable
                ---------------------------------------  ----------------------
                                             Weighted
                               Weighted       Average                  Weighted
                   Shares       Average      Remaining      Shares      Average
     Price       Outstanding     Price         Life       Outstanding    Price
-------------   -------------------------  ------------  ------------  ---------
        $0.28    5,718,661       $0.28          3.25       3,105,644      $0.28
 $0.50 -$1.00    1,378,125       $.9853         4.43       1,348,125     $.9961
 $1.37 -$3.00      768,534       $2.19          2.93         768,534      $2.19
 $3.13-$5.00       494,631       $3.87          3.89         428,881      $3.75
 $5.75-$9.72       356,708       $6.31          3.10         274,208      $7.28
                                                           ---------
Total            8,716,659       $1.04          3.44       5,925,392      $1.27
                                 =====          ====       =========      =====


Had the Company determined compensation cost based on the fair value at the grant date for its stock options consistent with SFAS 123, the Company's net loss applicable to common stockholders and net loss per share would have been increased to pro forma amounts indicated below:

                                   2000              1999              1998
                             --------------    --------------    --------------
     Net loss as reported    $  (19,609,984)   $  (12,977,729)   $  (15,678,845)

       Pro forma                (23,422,527)   $  (17,356,482)   $  (16,960,138)


     Net loss per share as
       reported              $        (0.98)   $        (1.42)   $         2.35

       Pro forma             $        (1.17)   $        (1.90)   $         2.55

(5)  ACCRUED EXPENSES

     Accrued expenses as of December 31, 2000 and 1999 is comprised of the following:


                                                       2000            1999
                                                   --------        --------
     Accrued compensation                          $350,723        $163,828
     Professional services                          117,247          44,546
     Other accrued expenses                          47,903              --
                                                   --------        --------
     Total                                         $515,873        $208,374
                                                   ========        ========

(6)  LEASE COMMITMENTS

     The Company leases its office space under a five year operating lease. Rent expense for the years ended December 31, 2000 and 1999 was $299,077 and $104,969, respectively.

     The following is a summary of future minimum lease payments for operating leases:

                                                  OPERATING
         Years ending December 31:                 LEASES
         -------------------------               ----------
         2001                                    $  733,628
         2002                                       223,761
         2003                                       165,610
         2004                                       170,615
         2005                                       145,167
                                                 ----------
         Total lease payments                    $1,438,781
                                                 ==========

     The Company entered into a one year sublease agreement in February 2001 under which the Company will receive $347,014.

(7)  INCOME TAXES

     At December 31, 2000, the Company had net operating loss carryforwards for federal income tax purposes of approximately $41,182,000, which are subject to annual limitations, and are available to offset future taxable income, if any, through 2020 and net operating loss carryforwards for state income tax purposes of approximately $18,075,000, which are available to offset future state taxable income through 2010.

     The temporary differences that give rise to deferred tax assets and liabilities at December 31, 2000 and 1999 are as follows:

                                                               2000           1999
                                                           ------------    -----------
     Deferred tax assets:
        Net operating losses                               $ 15,599,800    $ 8,838,300
        Depreciation, amortization and basis differences        107,400        110,300
        Compensation accruals                                   759,400        418,700
        Research and experimentation credit                     421,900        421,900
        State income tax effect on federal                     (647,500)      (385,200)
        Other                                                    61,100         21,800
                                                           ------------    -----------

              Total net deferred tax assets                  16,302,100      9,425,800

     Less valuation allowance                               (16,302,100)    (9,425,800)
                                                           ------------    -----------

              Net deferred tax assets                      $          0    $         0
                                                           ============    ===========

     The net change in the valuation allowance for the years ended December 31, 2000 and 1999 was an increase of $6,876,300 and an increase of $4,178,000, respectively. In assessing the amount of deferred tax assets to be recognized, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. It is not possible at this time to determine that the deferred tax assets are more likely to be realized than not; accordingly, a full valuation allowance has been established for all periods presented.

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

(8)  BUSINESS RISKS AND SEGMENT DISCLOSURES

     The Company's primary source of revenue is from the licensing of Burst technology, and its success is largely dependent on this product. Changes in desirability of the product in the marketplace may significantly affect the Company's future operating results.

     The Company operates in one segment and accordingly has provided only the required enterprise wide disclosure. The Company recognized no foreign revenues in 2000, 1999 or 1998.

(9)  RECENTLY ISSUED ACCOUNTING STANDARDS

     In March 1998, The American Institute of Certified Public Accountants issued Statement of Position ("SOP") No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP No. 98-1 requires that certain costs related to the development or purchase if internal-use software be capitalized and amortized over the estimated useful life of the software. SOP No. 98-1 is effective for financial statements issued for fiscal years beginning after December 15, 1998. The adoption of SOP No. 98-1 did not have a material impact on financial condition or results of operations.

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of
     (i) the changes in the fair value of the hedged assets or liabilities that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain and loss is recognized in income in the period of change. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, which amends SFAS No. 133 to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, Accounting for Derivative Instruments and Hedging Activities - An Amendment of FASB Statement No. 133, which addressed certain implementation issues of SFAS No. 133.

     Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect the adoption of the new standard to have a material impact on the Company's financial position, results of operations, or cash flows.

     In December 1999, the SEC staff released Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, which provides interpretive guidance on the recognition, presentation, and disclosure of revenue in financial statements. SAB 101 must be applied to financial statements no later than the quarter ended September 30, 2000. There was no material impact from the application of SAB 101 on the Company's financial position, results of operations, or cash flows.

     In March 2000, the FASB issued Interpretation No. 44 (FIN 44), Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25. FIN 44 clarifies the application of Opinion No. 25 for
     (a) the definition of an employee for purposes of applying  Opinion No. 25,
     (b)  the  criteria  for   determining   whether  a  plan   qualifies  as  a
     non-compensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and
     (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 became effective July 2, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. FIN 44 did not have a material impact on the Company's financial position, results of operations, or cash flows.

(10) SUBSEQUENT EVENTS

     In February, 2001, the Company received from Eagle Wireless International 504,000 shares of their common stock. In exchange the Company gave 1,500,000 newly issued common shares in Burst.com, Inc. to Eagle Wireless International, Inc.

     In February and March, 2001, the Company received $250,000 in cash upon the issuance of notes payable bearing interest at six percent (6%), interest and principal due in January and February, 2002. The notes are convertible into shares of Preferred Stock to be identified as Series A-2001 at a per share conversion price of five dollars ($5.00).

     In March, 2001, the Company received $100,000 in cash upon the issuance of a note payable bearing interest at ten percent (10%), interest and principal due September 12, 2001. The Company has pledged as security one hundred thousand common shares of Eagle Wireless International, Inc.


(11)  QUARTERLY INFORMATION (UNAUDITED)

     The summarized quarterly financial data presented below reflect all adjustments which, in the opinion of management, are of a normal and recurring nature necessary to present fairly the results of operations for the periods presented.

                                                    First         Second         Third         Fourth
                                                   Quarter       Quarter        Quarter        Quarter          1999
                                                 ----------     ----------     ----------     ----------     -----------
                    Year Ended 1999
Net revenue                                      $       --     $       --     $       --     $       --     $        --

Gross profit                                             --             --             --             --              --
Operating loss                                   (1,579,121)    (2,621,256)    (4,090,618)    (3,218,624)    (11,509,619)

Net loss                                         (1,572,499)    (2,596,903)    (4,928,890)    (3,879,437)    (12,977,729)

      Basic and diluted loss per common share    $    (0.18)    $    (0.28)    $    (0.53)    $    (0.43)    $     (1.42)
                                                 ----------     ----------     ----------     ----------     -----------

                                                    First         Second         Third         Fourth
                                                   Quarter       Quarter        Quarter        Quarter          2000
                                                 ----------     ----------     ----------     ----------     -----------
                    Year Ended 2000
Net revenue                                     $    75,012    $   311,136    $    94,377    $    18,851    $    499,376

Gross profit                                         44,714        311,136         93,891         18,851         468,612
Operating loss                                   (3,768,166)    (6,166,446)    (4,613,669)    (5,008,419)    (19,556,700)

Net loss                                         (3,799,140)    (6,260,264)    (4,680,188)    (4,870,392)    (19,609,984)


      Basic and diluted loss per common share   $     (0.24)   $     (0.33)   $     (0.24)   $     (0.17)   $      (0.98)
                                                -----------    -----------    -----------    -----------    ------------

Significant 2000 fourth quarter adjustments included losses and writedowns fixed assets (See Note 2)