Form 10-Q
period 2001-03-31
BURST COM
filed 2001-05-21
CIK 865753

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended MARCH 31, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _______, 19___ to ______, 19___. Commission File Number: 33-35580-D BURST.COM, INC. (Exact Name of Small Business Issuer as Specified in its Charter)

DELAWARE (State or Other Jurisdiction of Incorporation or Organization)	84-1141967 (I.R.S. Employer Identi- fication Number)

613 FOURTH STREET, SUITE 201
SANTA ROSA, CALIFORNIA 95404
Address of Principal Executive Offices, Including Zip Code

(707) 541-3870
(Issuer’s Telephone Number, Including Area Code)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] YES    [  ] NO

There were 21,648,125 shares of the Issuer’s $.00001 par value common stock outstanding as of May 11, 2001

BURST.COM, INC. FORM 10-Q MARCH 31, 2001 TABLE OF CONTENTS

2

PART I —FINANCIAL INFORMATION BURST.COM, INC. AND SUBSIDIARIES Condensed Consolidated Balance Sheets March 31, 2001 and December 31, 2000 (Unaudited)

ASSETS

	MARCH 31, 2001	DECEMBER 31, 2000
Current assets:
Cash and cash equivalents	$ 70,284	$ 296,584
Accounts receivable, net	27,200	295,795
Loans to officers, net	—	139,633
Marketable securities available for sale	484,744	—
Prepaid expenses and other current assets	60,341	42,084

Total current assets	642,569	774,096

Property and equipment, net	451,887	570,700

Other assets	281,888	317,337

Total assets	$ 1,376,344	$ 1,662,133

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Notes payable	$ 758,300	$ 500,000
Accounts payable	1,886,643	1,550,573
Accrued expenses	2,750,155	515,873
Accrued interest	11,091	1,192
Deferred revenue	342,400	287,225

Total liabilities	5,748,589	2,854,863

Stockholders’ deficit:
Common stock, $.00001 par value, 100,000,000
shares authorized; 21,648,125 and 20,148,125 shares
issued and outstanding
respectively	216	201
Additional paid-in capital	57,162,682	55,852,947
Accumulated deficit	(61,069,029)	(57,045,878)
Accumulated other comprehensive loss	(466,114)	—

Total stockholders’ deficit	(4,372,245)	(1,192,730)

Total liabilities and stockholders’ deficit	$ 1,376,344	$ 1,662,133

See accompanying notes to condensed consolidated financial statements. 3

BURST.COM, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Operations For the Three Months Ended March 31, 2001 and 2000 (Unaudited)

	2001	2000
Revenue	$ 31,323	$ 75,012
Cost of revenues	—	30,271

	31,323	44,741

Costs and expenses:
Research and development	147,542	933,975
Sales and marketing	260,661	1,727,283
General and administrative	3,477,328	1,151,649

Total costs and expenses	3,885,531	3,812,907

Loss from operations	(3,854,208)	(3,768,166)

Other income (expense):
Interest expense	(23,062)	(32,484)
Interest income	8,134	104,030
Other, net	(152,548)	(102,520)

Total other income (expense), net	(137,620)	(30,974)

Net loss	(4,023,151)	(3,799,140)

Other comprehensive loss	(466,114)	0

Comprehensive loss	$(4,489,265)	$(3,799,140)

Basic and diluted net loss per common share	$ (0.21)	$ (0.24)

Shares used in per share computation	21,148,125	15,938,027

See accompanying notes to condensed consolidated financial statements 4

BURST.COM, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Stockholders’ Equity (Deficit) For the Three Months Ended March 31, 2001 (Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Valuation
	Shares	Amount	Capital	deficit	Reserve	Total
Balance at December 31, 1999	20,148,125	$201	$55,852,947	$(57,045,878)	$ —	$(1,192,730)

Common stock exchange	1,500,000	15	843,735	—	—	843,750

Unrealized losses on marketable securities available for sale					(466,114)	(466,114)

Stock-based composition	—	—	366,000	—	—	366,000

Warrants issued with debt	—	—	100,000	—	—	100,000

Net loss	—	—	0)	(4,023,151)		(4,023,151))

Balance at March 31, 2000	21,648,125	$216	$57,162,682	$(61,069,029)	$(466,114)	$(4,372,245)

See accompanying notes to condensed consolidated financial statements 5

BURST.COM, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows For the Three Months Ended March 31, 2001 and 2000 (Unaudited)

	2001	2000
Cash flows from operating activities:
Net loss	$(4,023,151)	$(3,799,140)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	48,195	95,425
Amortization of loan discount	8,300	—
Non-cash stock-based compensation expense	366,000	100,289
Writedowns and losses on disposed if fixed assets	56,584	—
Reserve against loan to officer	157,190	—
Realized losses on sale of available securities	96,817	—
Changes in operating assets and liabilities:
Accounts receivable	(18,630)	(361,987)
Loans to officers	(17,557)	—
Prepaid expenses and other current assets	(17,192)	(161,752)
Accounts payable	336,070	(165,433)
Accrued expenses	2,234,282	336,816
Accrued interest	9,899	31,628
Deferred revenue	(20,000)	326,675

Net cash used in operating activities	(708,809)	(3,597,479)

Cash flows from investing activities:
Proceeds from sale of marketable securities	118,475	—
Proceeds from sale of property and equipment	14,034	—
Purchases of property and equipment	—	(426,320)

Net cash provided by (used in) investing activities	132,509	(426,320)

Cash flows from financing activities:
Proceeds from sale of common stock	—	12,795,145
Proceeds from notes payable	350,000	430,000
Proceeds from exercise of warrants and stock options	—	45,000

Net cash provided by financing activities	350,000	13,270,145

Increase (decrease) in cash and cash equivalents	(226,300)	9,246,346

Cash and cash equivalents, beginning of period	296,584	302,979

Cash and cash equivalents, end of period	$ 70,284	$ 9,549,325

See accompanying notes to condensed consolidated financial statements 6

BURST.COM, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows, Continued For the Three Months Ended March 31, 2001 and 2000 (Unaudited)

	2001	2000
Supplemental disclosure of cash flow information:

Cash paid for state franchise tax	$ 504	$ 850

Cash paid for interest	$ —	$ —

Supplemental schedule of non-cash financing activities:

Debt converted into 1,333,750 shares of common stock	$ —	$5,335,000

Discount related to warrants granted in conjunction with debt	$100,000	$ —

Offset of deferred revenue against accounts receivable	$287,225	$ —

Exchange of common stock for marketable securities	$843,750	$ —

Exchange of common stock for licensing agreement — credited to deferred revenue	$322,400	$ —

See accompanying notes to condensed consolidated financial statements. 7

BURST.COM, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)

(1)	CHANGE OF NAME

On January 27, 2000 the Company changed its name from Instant Video Technologies, Inc. to Burst.com, Inc.

(2)	BASIS OF PRESENTATION AND GOING CONCERN

The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiaries, Explore Technology, Inc. and Timeshift-TV. All significant intercompany transactions and accounts have been eliminated in consolidation.

Through March 31, 2001, the Company had sustained recurring losses from operations and, at March 31, 2001, had a stockholders’deficit of $4,372,000 and a net working capital deficiency of $5,106,000. As discussed in Note 6, the Company has also closed most of its operating facilities and has laid off all but three of its employees. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. During fiscal 2001, the Company expects to meet its working capital and other cash requirements with cash derived from operations and sale of marketable securities, and is in negotiations to obtain additional funding through sale of assets and/or new shares of common stock. However, there can be no assurance that the Company’s efforts to achieve and maintain profitable operations will be successful. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(3)	INTERIM FINANCIAL INFORMATION

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. In the Company's opinion, the financial statements include all adjustments, consisting of normal recurring adjustments, that the Company considers necessary to fairly state the Company's financial position and the results of operations and cash flows. The balance sheet at December 31, 2000, has been derived from the Form 10-K and the audited financial statements at that date but does not include all of the necessary informational disclosures and footnotes as required by generally accepted accounting principles. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included with the Company's Form 10-K filed April 17, 2001 and other documents filed with the Securities and Exchange Commission. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for any other interim period or for a full fiscal year.

(4)	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	March 31, 2001	December 31, 2000
Computer equipment	$ 413,410	$ 509,191
Furniture	83,875	94,426
Office equipment	5,000	5,000
Software	55,000	55,000
Trade show booth	5,000	5,000
Leasehold improvements	—	—

	562,286	668,617
Less accumulated
depreciation	(110,399)	(97,917)

	$ 451,887	$ 570,700

During the three months ended March 31, 2001, management determined that certain computers and other equipment were not recoverable at their current book value, and certain leasehold improvements and other assets had been abandoned when sales offices were closed. Accordingly, losses and writedowns totaling $52,290 have been included in the accompanying consolidated Statements of Operations.

(5)	DEBT

NOTES PAYABLE TO STOCKHOLDERS	March 31, 2001	December 31, 2000
6% Convertible note payable to Mercer Management, Inc.,
interest and principal due December 28, 2001	$ 650,000	$500,000

6% Convertible notes payable to Draysec Finance Limited	100,000	—
interest and principal due in February and March 2002

10% Note payable to Robert Schacter, secured by 100,000 shares of Eagle Wireless International, Inc. common stock, interest and
principal due September 12, 2001	100,000	—

Unamortized discount on Schacter note	(91,700)	—

Notes Payable	$ 758,300	$500,000

The 6% notes payable are convertible into a new series of Preferred Stock to be identified as Series A-2001 at a per share conversion price of Five Dollars ($5.00) at the option of the note holders.

In connection with the Schacter note issuance, in March 2001 the Company repriced 98,870 existing $5.00 warrants and issued an additional 50,000 new warrants to purchase a total of 148,870 shares of common stock at $0.875. The warrants and repricings were valued at $100,000, resulting in a discount to Notes Payable amortized over the life of the loan.

(6)	ACCRUED LIABILITIES

	March 31, 2001	December 31, 2000
Accrued leasehold costs on abandoned leases	$1,229,726	$ —

Accrued severance costs	807,850	—

Accrued wages and vacation	563,804	350,723

Other	148,775	165,150

Accrued Liabilities	$2,750,155	$515,873

During the first quarter of 2001, the Company closed and abandoned its sales offices. It also began moving out of its San Francisco headquarters, completing the move to new smaller Santa Rosa, California facilities in early April. Additionally, all but three of the remaining employees had been laid off by March 31, 2001.

(7)	EQUITY FINANCING AND INVESTMENT IN MARKETABLE SECURITIES AVAILABLE FOR SALE

In February 2001, the Company exchanged 1,500,000 shares of its common stock valued at $843,735 for 400,000 shares of Eagle Wireless International, Inc. common stock. In addition, during the quarter the Company entered into a licensing agreement with Eagle Wireless whereby Eagle Wireless issued 104,000 of its common shares valued at $322,400 in exchange for a two-year license for certain technology rights. The license agreement is effective the earlier of January 2002 or the commercial deployment of any products incorporating the technology licensed from Burst. Accordingly, at March 31, 2001, the entire $322,400 is included in Deferred Revenues.

During the quarter ended March 31, 2001, the Company sold 93,200 of the Eagle Wireless shares, resulting in a realized loss of $96,817 included in other income and expense. The remaining shares were reduced to their market value as of March 31, 2001, resulting in unrealized losses of $466,114.

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

9

(8)	STOCK OPTIONS

In January 2001 the Company granted options to purchase 150,000 shares of common stock exercisable at $0.3125 to an independent contractor. In addition, existing options for employees under variable plan accounting and unvested options being earned by contractors were revalued, resulting in a net reduction in stock-based compensation of $250,000 as of March 31, 2001.

As a result of severance agreements with certain senior officials, the lives of their options were extended to the full contractual life instead of expiring within a certain time period after termination. These extensions resulted in a stock-based compensation charge of $616,000. All stock-based compensation is included in General and Administrative expense in the accompanying consolidated Statements of Operations.

The Company granted options to purchase 90,250 shares of common stock to employees on February 1, 2000. Of these options, options to purchase 45,125 shares were issued with an exercise price of $4.00 per share and expiring on April 30, 2000. The remaining options to purchase 45,125 shares were issued with an exercise price of $5.00 per share and expire 5 years from the issue date. To the extent that any of the options with an exercise price of $4.00 per share were not exercised by April 30, 2000, then options to purchase an equal number of shares at an exercise price of $5.00 will terminate. As a result of these grants, the Company recorded compensation expense of $22,563 for the excess of the grant date fair value over the exercise price.

(9)	OTHER RELATED PARTY TRANSACTIONS

In connection with the severance agreements referred to in Note 8 and the officer’s employment agreement, a $157,190 loan to the Company’s President has been fully reserved.

(10)	SUBSEQUENT EVENTS

In May 2001, the Company signed an agreement with Eagle Wireless International Inc.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of the financial condition and results of operations of Burst.com, Inc. should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the Notes thereto for the year ended December 31, 2000 included in the Company’s Form 10-K.

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

The Company has incurred significant losses since its inception, and as of March 31, 2001, it had an accumulated deficit of $59,205,740. There can be no assurance that the Company will achieve or sustain profitability and the Company believes that it will continue to incur net losses in 2001.

Overview

We are an independent provider of client/server network software for the delivery of video and audio information over networks. Our principal executive offices relocated to Santa Rosa, California and we have closed all other offices. Our software manages the delivery of video and audio content over various networks, including the Internet and corporate intranets, optimizing network efficiency and quality of service. Our Burstware® suite of software products enables companies to transmit video and audio files at Faster-Than-Real-Time™ speed, which is accomplished by utilizing available bandwidth capacity to send more video or audio data to users than the players are demanding. This data is stored on the users’ machine for playing on demand, thus isolating the user from noise and other network interference. The result is high quality, full-motion video and CD-quality audio to the end-user. Our revenue is derived from fees for software licenses, content hosting and other consulting services.

Results of Operations

Revenue recorded for the three months ended March 31, 2001 was $31,323 versus 75,012 in 2000. The revenue decline was due to curtailment of sales, support and product marketing activity occurring in November 2000. The cost of revenue recorded for the quarter ended March 31, 2001 was zero. The 2000 cost of revenue of $30,271 consisted primarily of the cost of equipment purchased from a third-party, which was resold to a customer in connection with a software sale. Resale of equipment is not part of our sales strategy, and we do not plan to make such sales to any significant degree in the future.

Research & development expenditures during the three months ended March 31, 2001 were $147,542 as compared to $933,975 during the three months ended March 31, 2000. The decrease resulted from personnel reductions and curtailment of new product development and testing. There was no significant amount of research and development that would qualify for capitalization under SFAS 86. Major development activities began later in 1999 and continued until November 2000.

Sales & marketing during the three months ended March 31, 2001 were $260,661 as compared to $1,727,283 during the three months ended March 31, 2000. The $1,466,622 decrease was primarily a result of staff reductions and curtailment of sales, support and product marketing activity in November 2000

During the three months ended March 31, 2001 general and administrative expense were $3,477,328 as compared to $1,151,649 during those months in 2000. The $2,325,679 increase was due in part to $807,750 of severance costs and $1,269,929 of lease termination costs incurred in 2001 and stock-based compensation charges and credits netting to an expense of $366,000. In addition, administrative costs have declined more slowly because of the ongoing efforts to market the Company’s technology and form strategic alliances.

We had a net loss from operations of $3,854,208 during the three months ended March 31, 2001, as compared to $3,768,166 during the same three months in 2000. The increased loss resulted from the increased expenditures and charges offset by the reduction in workforce ands operations discussed above. Other expense, net was $137,620 for the three months ended March 31, 2001; as compared to $30,974 net other income for the three months ended March 31, 2000. This decline was primarily due to reduced interest income, as the January 2000 stock offering and debt conversion resulted in a significant influx of cash during that period. Cash balances during the 2001 quarter were significantly smaller. In addition, the 2001 quarter includes recognized losses of $96817 on sales of Eagle Wireless common stock.

Liquidity and Capital Resources

Although we have been successful in our fundraising efforts to meet previous operating requirements, there can be no guarantee that we will be successful in future fundraising efforts. During the three months ended March 31, 2001 the Company raised $350,000 in cash by issuing notes payable and $1,166,150 in marketable securities by issuing common stock and a licensing agreement. In January 2000, we raised approximately $12,796,000 in cash, net of $1,103,000 in costs, and converted $5,335,000 of debt (including $430,000 in new debt raised in January 2000), by issuing 4,808,375 shares of our common stock. As of March 31, 2001 we had cash reserves of approximately $70,284, which will, when supplemented by proceeds of the sale of marketable securities, meet current operating requirements for approximately three months at our current spending rate, assuming no revenue. We are currently in negotiations to obtain additional outside funding through the sale of shares of our common stock in a private placement directed at both “strategic” and “financial” investors, and have just signed a letter of intent. Any new funding raised may have a dilutive effect on our existing shareholders. In the event we were to be unsuccessful in our additional fundraising efforts and projected revenues were significantly lower than expected, we would be required to reduce significantly cash outflows through the reduction or elimination of marketing and sales, development, capital, and administrative expenditures resulting in decreased potential revenue and potential profitability.

Changes in Financial Position

As of March 31, 2001, we had working capital deficit of $5,106,020 as compared to a deficit of $2,080,767 at December 31, 2000. This $3,025,253 decrease reflects a $131,527 decrease in current assets and an increase in current liabilities of $2,893,726. The reason for the decrease was the continued high level of administrative cost as well as lease termination costs and severance accompanying staff reductions and office closings.

Net cash used in operating activities totaled $708,809 during the three months ended March 31, 2001, as compared to net cash used in operating activities of $3,597,479 during the three months ended March 31, 2000. In the Company’s efforts to conserve cash it financed many expenditures through the expansion of accounts payable and accrued expense rather than paying currently. In addition, increases in non-cash stock-based compensation and accruals for leasehold abandonment costs and severance costs in 2001 incresased the reported loss while not actually using cash during the quarter.

Net cash provided by investing activities during the three month period ended March 31, 2001 totaled $132,509 as compared to using $426,320 during the three month period ended March 31, 2000. Investing activities in the current period consisted of disposition of property and equipment and marketable securities while the prior period consisted of purchases.

Cash flow provided by financing activities during the three month period ended March 31, 2001 totaled $350,000 as compared to $13,270,145 during the same period in 2000. This decrease was due to the Company’s fundraising efforts resulting in only minimal debt and equity financing proceeds in 2001.

Factors That May Impact Future Results

We develop complex software for media delivery, content management and storage. We have recently commenced sales of our first commercial product released late last year and have yet to achieve very large commercial deployments. Despite testing, software errors have been found in our product and, in some cases, our product’s performance when initially deployed has not met customer expectations. To date, we believe that all of the errors in question have been resolved. However, there can be no assurance that other errors will not occur, as errors such as these are common in the development of any software product. Additional errors in our product could result in, among other things, a delay in recognition or loss of revenues, loss of market share, failure to achieve market acceptance or substantial damage to our reputation. As a young company that recently commenced a new product line, we face risks and uncertainties relating to our ability to implement our business plan successfully.

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

Our products are technologically complex and are designed to effectively interface with third-party products such as Microsoft’s Windows Media Player (WMP) and the QuickTime Player using publicly published application program interfaces (APIs). Modifications to the publicly published APIs for these third-party products could require further development effort on our part to continue to make the interface work properly or, in some cases, could disallow our products interoperability. There is no assurance that these kinds of changes will not occur or that we can develop new products effectively and quickly enough to avoid loss of revenues or market share.

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

It has been our experience that our product is often embedded in our customers’ web pages. Since the proper development of video enabled web pages takes a high level of sophistication, we may be required to provide professional service support to our customers in this area. There can be no assurance that we will be able to adequately staff for and deliver the level of professional services required, or that we will be able to charge the customer fully for this work. The result could be further impediments to sales and possibly higher than anticipated cost of sales.

Delivery of video using the internet is an emerging business. Many of our customers are new companies that are innovating and counting on Burstware® to provide a technical edge. Because many of these companies are early stage enterprises without revenues, they may delay payment or fail to pay our invoices. For this reason, we have deferred a substantial portion of revenue booked until collectibility has been assured. There is no assurance that this revenue will ultimately be collected and recognized, or that future bookings may also be deferred.

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

Quantitative and Qualitative Disclosures About Market Risk

At March 31, 2001 we had approximately $484,744 invested in Eagle Wireless International, Inc. common stock. The primary objective of our investment activities is to preserve our capital until it is required to fund operations while at the same time achieving a market rate of return without significant risk. However, we are required by agreement to sell the stock in stages until June 1, 2001.

PART II —OTHER INFORMATION Item 1. Legal Proceedings

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

Cash Purchases

Investor	Amount Invested	Common Shares	Warrants
Special Situations Funds	$ 4,000,000	1,000,000	1,000,000
Chelsey Capital	3,000,000	750,000	750,000
BayStar Capital	3,000,000	750,000	750,000
Ravinia Capital Ventures	2,374,000	593,500	593,500
Erik Franklin	400,000	100,000	100,000
Dorothy Lyddon	200,000	50,000	50,000
Kyle Faulkner	250,000	62,500	62,500
Doug Glen	100,000	25,000	25,000
Others (under $100,000)	574,500	143,625	143,625

Total Cash Purchases	$13,898,500	3,474,625	3,474,625

Conversion of Notes Payable

Investor	Notes Converted	Common Shares	Warrants
Storie Partners	$2,000,000	500,000	500,000
Mercer Management	1,550,000	387,500	387,500
Reed Slatkin	520,000	130,000	130,000
Robert London	500,000	125,000	125,000
Independence Properties LLC	100,000	25,000	25,000
Others (under $100,000)	665,000	166,250	166,250

Total Note Conversions	$5,335,000	1,333,750	1,333,750

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

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits.

4.20	Dreysec Finance Ltd. Convertible Promissory Notes

(b)	Reports on Form 8-K.

None.

SIGNATURES In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 21, 2001	BURST.COM, INC. By: /s/ Richard Lang —————————————— Richard Lang, Chairman Chief Executive Officer and President
By: /s/ Jeffrey D. Wilson —————————————— Jeffrey D. Wilson Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description
4.20	Dreysec Finance Ltd. Convertible Promissory Notes
17