Form 10-Q/A
period 2001-03-31
BURST COM INC
filed 2001-08-15
CIK 865753

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 ‹R›

FORM 10-Q/A

‹/R›

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

[X] YES    [  ] NO

‹R›

There were 21,648,125 shares of the Issuer’s $.00001 par value common stock outstanding as of July 16, 2001

‹/R›

BURST.COM, INC. ‹R› FORM 10-Q/A ‹/R› MARCH 31, 2001 TABLE OF CONTENTS

2

PART I —FINANCIAL INFORMATION ‹R› ITEM 1. Financial Statements BURST.COM, INC. AND SUBSIDIARIES Condensed Consolidated Balance Sheets March 31, 2001 and December 31, 2000

ASSETS

	MARCH 31, 2001 (as restated - Note 1)	DECEMBER 31, 2000
	(unaudited)
Current assets:
Cash and cash equivalents	$ 70,284	$ 296,584
Accounts receivable, net	27,200	295,795
Loans to officers, net	—	139,633
Marketable securities - trading	484,744	—
Prepaid expenses and other current assets	60,341	42,084

Total current assets	642,569	774,096

Property and equipment, net	451,887	570,700

Other assets	281,888	317,337

Total assets	$ 1,376,344	$ 1,662,133

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Notes payable	$ 758,300	$ 500,000
Accounts payable	1,886,643	1,550,573
Accrued expenses	2,750,155	515,873
Accrued interest	11,091	1,192
Deferred revenue	342,400	287,225

Total liabilities	5,748,589	2,854,863

Stockholders’ deficit:
Common stock, $.00001 par value, 100,000,000
shares authorized; 21,648,125 and 20,148,125 shares
issued and outstanding, respectively	216	201
Additional paid-in capital	57,162,682	55,852,947
Accumulated deficit	(61,535,143)	(57,045,878)

Total stockholders’ deficit	(4,372,245)	(1,192,730)

Total liabilities and stockholders’ deficit	$ 1,376,344	$ 1,662,133

‹/R› See accompanying notes to condensed consolidated financial statements. 3

BURST.COM, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Operations For the Three Months Ended March 31, 2001 and 2000 (Unaudited) ‹R›

	2001 (as restated - Note 1)	2000
Revenue	$ 31,323	$ 75,012
Cost of revenues	—	30,271

	31,323	44,741

Costs and expenses:
Research and development	147,542	933,975
Sales and marketing	260,661	1,727,283
General and administrative	823,752	1,151,649
Restructuring costs	2,705,866	—

Total costs and expenses	3,937,821	3,812,907

Loss from operations	(3,906,498)	(3,768,166)

Other income (expense):
Interest expense	(23,062)	(32,484)
Interest income	8,134	104,030
Other, net - primarily loss on marketable securities	(567,839)	(102,520)

Total other expense, net	(582,767)	(30,974)

Net loss	$ (4,489,265)	$(3,799,140)

Basic and diluted net loss per common share	$ (0.21)	$ (0.24)

Shares used in per share computation	21,148,125	15,938,027

‹/R› See accompanying notes to condensed consolidated financial statements 4

BURST.COM, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Stockholders’ Equity (Deficit) For the Three Months Ended March 31, 2001 (Unaudited) ‹R›

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	deficit	Total
Balance at December 31, 2000	20,148,125	$201	$55,852,947	$(57,045,878)	$(1,192,730)

Common stock exchange	1,500,000	15	843,735	—	843,750

Stock-based composition	—	—	366,000	—	366,000

Warrants issued with debt	—	—	100,000	—	100,000

Net loss (as restated - Note 1)	—	—	—	(4,489,265)	(4,489,265)

Balance at March 31, 2001	21,648,125	$216	$57,162,682	$(61,535,143)	$(4,372,245)

‹/R› See accompanying notes to condensed consolidated financial statements 5

BURST.COM, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows For the Three Months Ended March 31, 2001 and 2000 (Unaudited)

	2001 (as restated - Note 1)	2000
Cash flows from operating activities:
Net loss	$(4,489,265)	$(3,799,140)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	48,195	95,425
Amortization of loan discount	8,300	—
Non-cash stock-based compensation expense	366,000	100,289
Writedowns and losses on disposal of fixed assets	56,584	—
Reserve against loan to officer	157,190	—
Realized and unrealized losses on marketable trading securities	562,931	—
Changes in operating assets and liabilities:
Accounts receivable	(18,630)	(361,987)
Loans to officers	(17,557)	—
Prepaid expenses and other current assets	17,192	(161,752)
Accounts payable	336,070	(165,433)
Accrued expenses	2,234,282	336,816
Accrued interest	9,899	31,628
Deferred revenue	20,000	326,675

Net cash used in operating activities	(708,809)	(3,597,479)

Cash flows from investing activities:
Proceeds from sale of marketable securities	118,475	—
Proceeds from sale of property and equipment	14,034	—
Purchases of property and equipment	—	(426,320)

Net cash provided by (used in) investing activities	132,509	(426,320)

Cash flows from financing activities:
Proceeds from sale of common stock	—	12,795,145
Proceeds from notes payable	350,000	430,000
Proceeds from exercise of warrants and stock options	—	45,000

Net cash provided by financing activities	350,000	13,270,145

Increase (decrease) in cash and cash equivalents	(226,300)	9,246,346

Cash and cash equivalents, beginning of period	296,584	302,979

Cash and cash equivalents, end of period	$ 70,284	$ 9,549,325

See accompanying notes to condensed consolidated financial statements 6

BURST.COM, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows, Continued For the Three Months Ended March 31, 2001 and 2000 (Unaudited)

	2001	2000
Supplemental disclosure of cash flow information:

Cash paid for state franchise tax	$ 504	$ 850

Cash paid for interest	$ —	$ —

Supplemental schedule of non-cash financing activities:

Debt converted into 1,333,750 shares of common stock	$ —	$5,335,000

Discount related to warrants granted in conjunction with debt	$100,000	$ —

Offset of deferred revenue against accounts receivable	$287,225	$ —

Exchange of common stock for marketable securities	$843,750	$ —

Exchange of common stock for licensing agreement — credited to deferred revenue	$322,400	$ —

See accompanying notes to condensed consolidated financial statements. 7

BURST.COM, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited) ‹R›

(1)	RESTATEMENT

Further consideration of the marketable securities referred to in Note 7, previously classified as available for sale, has resulted in their more proper classification as trading securities, as the Company planned from the initial transaction to sell the securities on a current basis to provide operating funds. The financial statements have been restated to reflect unrealized losses of $466,114 on marketable securities, previously recorded as other comprehensive loss, as part of other expense for the quarter ended March 31, 2001. The net loss as originally reported was $4,023,151 and $0.21 per share, and as restated is $4,489,265 and $0.21 per share. Additionally, certain costs and expenses discussed in Notes 4, 6 and 8 have been reclassified as Restructuring costs.

(2)	BASIS OF PRESENTATION AND GOING CONCERN

On January 27, 2000 the Company changed its name from Instant Video Technologies, Inc. to Burst.com, Inc.

‹/R›

The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiaries, Explore Technology, Inc. and Timeshift-TV. All significant intercompany transactions and accounts have been eliminated in consolidation.

‹R›

Through March 31, 2001, the Company had sustained recurring losses from operations and, at March 31, 2001, had a stockholders’deficit of $4,372,000 and a net working capital deficiency of $5,106,000. As discussed in Note 6, the Company has also closed most of its operating facilities and has laid off all but five of its employees. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The opinion of our independent certified public accountants on the audited financial statements for the year ended December 31, 2000 also contained an explanatory paragraph regarding doubt about our ability to continue as a going concern. During fiscal 2001, the Company expects to meet its working capital and other cash requirements with cash derived from operations and sale of marketable securities, and is in negotiations to obtain additional funding through sale of assets and/or new shares of common stock. However, there can be no assurance that the Company’s efforts to achieve and maintain profitable operations will be successful. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

‹/R›

(3)	INTERIM FINANCIAL INFORMATION

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. In the Company’s opinion, the financial statements include all adjustments, consisting of normal recurring adjustments, that the Company considers necessary to fairly state the Company’s financial position and the results of operations and cash flows. The balance sheet at December 31, 2000, has been derived from the Form 10-K and the audited financial statements at that date but does not include all of the necessary informational disclosures and footnotes as required by generally accepted accounting principles. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included with the Company’s Form 10-K filed April 17, 2001 and other documents filed with the Securities and Exchange Commission. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for a full fiscal year.

(4)	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

‹R›

	March 31, 2001	December 31, 2000
Computer equipment	$ 413,410	$ 509,191
Furniture	83,876	94,426
Office equipment	5,000	5,000
Software	55,000	55,000
Trade show booth	5,000	5,000

	562,286	668,617
Less accumulated
depreciation	(110,399)	(97,917)

	$ 451,887	$ 570,700

During the three months ended March 31, 2001, management determined that certain computers and other equipment were not recoverable at their current book value, and certain leasehold improvements and other assets had been abandoned when sales offices were closed. Accordingly, losses and writedowns totaling $52,290 have been included in Restructuring costs of the accompanying Consolidated Statements of Operations.

‹/R› 8

(5)	DEBT

‹R›

NOTES PAYABLE TO STOCKHOLDERS	March 31, 2001	December 31, 2000
6% Convertible note payable to Mercer Management, Inc.,
interest and principal due December 28, 2001	$ 650,000	$500,000

6% Convertible notes payable to Draysec Finance Limited,	100,000	—
interest and principal due in February and March 2002

10% Note payable to Robert Schacter, secured by 100,000 shares of Eagle Wireless International, Inc. common stock, interest and
principal due September 12, 2001	100,000	—
Unamortized discount on Schacter note	(91,700)	—

Notes Payable	$ 758,300	$500,000

‹/R›

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

‹R›

During the first quarter of 2001, the Company closed and abandoned its sales offices. It also began moving out of its San Francisco headquarters, completing the move to new smaller Santa Rosa, California facilities in early April. Additionally, all but five of the remaining employees had been laid off by March 31, 2001. The related accrued leasehold costs and accrued severance costs are included in Restructuring costs in the accompanying Consolidated Statements of Operations. Certain of the terms in the severance agreements, considered in accrued severance costs at March 31, 2001, have been approved by management but not yet ratified by the Board.

‹/R›

(7)	EQUITY FINANCING AND INVESTMENT IN MARKETABLE SECURITIES

‹R›

In January 2001, the Company exchanged 1,500,000 shares of its common stock valued at $843,735 for 400,000 shares of Eagle Wireless International, Inc. common stock. In addition, the Company entered into a licensing agreement with Eagle Wireless whereby Eagle Wireless issued 104,000 of its common shares valued at $322,400 in exchange for a two-year license for certain technology rights. The license agreement is effective the earlier of January 2002 or the commercial deployment of any products incorporating the technology licensed from Burst. Accordingly, at March 31, 2001, the entire $322,400 is included in Deferred Revenues.

During the quarter ended March 31, 2001, the Company sold 93,200 of the Eagle Wireless shares, resulting in a realized loss of $96,817 included in other expense. The remaining shares were reduced to their market value as of March 31, 2001, resulting in additional losses of $466,114, also included in other expense.

‹/R›

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

‹R›

As a result of severance agreements with certain senior officials, the lives of their options were extended to one year after termination or the full contractual life instead of expiring within a shorter time. These extensions, which have been approved by management but not yet ratified by the Board, resulted in a stock-based compensation charge of $616,000. The severance-related portion of stock-based compensation is included in Restructuring costs in the accompanying Consolidated Statements of Operations.

The Company granted options to purchase 90,250 shares of common stock to employees on February 1, 2000. Of these options, options to purchase 45,125 shares were issued with an exercise price of $4.00 per share and expiring on April 30, 2000. The remaining options to purchase 45,125 shares were issued with an exercise price of $5.00 per share and expire 5 years from the issue date. To the extent that any of the options with an exercise price of $4.00 per share were not exercised by April 30, 2000, then options to purchase an equal number of shares at an exercise price of $5.00 terminated. As a result of these grants, the Company recorded compensation expense of $22,563 for the excess of the grant date fair value over the exercise price.

‹/R›

(9)	OTHER RELATED PARTY TRANSACTIONS

In connection with the severance agreements referred to in Notes 6 and 8 and the officer’s employment agreement, a $157,190 loan to the Company’s former President has been fully reserved. The Company has not released the officer from this obligation.

(10)	SUBSEQUENT EVENTS

‹R›

In May 2001, the Company received $200,000 promissory note financing from Gordon Rock. Mr. Rock took a security interest in the assets of the Company. In August 2001, Mr. Rock provided an additional $150,000 promissory note financing under the same terms.

‹/R›

‹R›

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

‹/R›

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

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

Some of the matters discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this quarterly report on Form 10-Q include forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events, including, among other things:

‹R›

•	attracting immediate financing, merger or acquisition partners and/or a sale of assets;

‹/R›

•	delivering quality product that meets customer expectations;

•	obtaining and expanding market acceptance of the products and services we offer;

•	responding quickly to technological challenges from third parties;

•	forecasts of Internet usage and the size and growth of relevant markets;

•	rapid technological changes in our industry and relevant markets; and

•	competition in our market.

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

We believe that period-to-period comparisons of its operating results, including its revenues, cost of sales, gross margins, expenses, and capital expenditures may not necessarily provide meaningful results and should not be relied upon as indications of future performance. The Company does not believe that its historical growth rates are indicative of future growth or trends.

We have incurred significant losses since its inception, and as of March 31, 2001, it had an accumulated deficit of $59,205,740. There can be no assurance that the Company will achieve or sustain profitability and the Company believes that it will continue to incur net losses in 2001.

Overview

‹R›

We are an independent provider of client/server network software for the delivery of video and audio information over networks. Our principal executive offices recently relocated to Santa Rosa, California and we have closed all other offices. Our software manages the delivery of video and audio content over various networks, including the Internet and corporate intranets, optimizing network efficiency and quality of service. Our Burstware® suite of software products enables companies to transmit video and audio files at Faster-Than-Real-Time™ speed, which is accomplished by utilizing available bandwidth capacity to send more video or audio data to users than the players are demanding. This data is stored on the users’ machine for playing on demand, thus isolating the user from noise and other network interference. The result is high quality, full-motion video and CD-quality audio to the end-user. Our revenue is derived from fees for software licenses, content hosting and other consulting services.

‹/R›

Results of Operations

‹R›

Revenue recorded for the three months ended March 31, 2001 was $31,323 versus $75,012 in 2000. The revenue decline was due to curtailment of sales, support and product marketing activity occurring in November 2000. The cost of revenue recorded for the quarter ended March 31, 2001 was zero. The 2000 cost of revenue of $30,271 consisted primarily of the cost of equipment purchased from a third-party, which was resold to a customer in connection with a software sale. Resale of equipment is not part of our sales strategy, and we do not plan to make such sales to any significant degree in the future.

Research & development expenditures during the three months ended March 31, 2001 were $147,542 as compared to $933,975 during the three months ended March 31, 2000. The decrease resulted from personnel reductions and curtailment of new product development and testing. There was no significant amount of research and development that would qualify for capitalization under SFAS 86.

Sales & marketing expenses during the three months ended March 31, 2001 were $260,661 as compared to $1,727,283 during the three months ended March 31, 2000. The $1,466,622 decrease was primarily a result of staff reductions and curtailment of sales, support and product marketing activity in November 2000 and during the first quarter of 2001 as part of our restructuring.

During the three months ended March 31, 2001, general and administrative expenses were $823,752 as compared to $1,151,649 during those months in 2000. The $327,897 decrease was primarily due to the slowdown in our operations and termination of employees both in November 2000 and March 2001 as part of our restructuring. Also contributing to the decrease was a $250,000 reduction in stock-based compensation resulting from a revaluation of options for employees under variable accounting and certain unvested options being earned by contractors.

During the quarter ended March 31, 2001, due to shortage of funds, we entered into a plan to severely curtail and exit substantially all of our development and marketing operations. We closed and abandoned all of our sales offices, began a move out of our San Francisco headquarters, and laid off all but five of our remaining employees. The resulting restructuring charge of $2,705,866 represents accrued severance and leasehold costs on abandoned premises, losses and writedowns on abandoned equipment, and stock-based compensation charges related to extension of option for certain executive management personnel in connection with their severance agreements.

We had a net loss from operations of $3,906,498 during the three months ended March 31, 2001, as compared to $3,768,166 during the same three months in 2000. The increased loss resulted from the increased expenditures and charges offset by the reduction in workforce and operations discussed above.

Other expense, net was $582,761 for the three months ended March 31, 2001, as compared to $30,974 net other income for the three months ended March 31, 2000. This decline was primarily due to reduced interest income, as the January 2000 stock offering and debt conversion resulted in a significant influx of cash during that period. Cash balances during the 2001 quarter were significantly smaller. In addition, the 2001 quarter includes recognized losses of $96,817 on sales of Eagle Wireless common stock and unrecognized losses of $466,114 representing the reduction to market value of the Eagle Wireless stock remaining at March 31, 2001.

Liquidity and Capital Resources

The opinion of our independent certified public accountants on the audited financial statements for the year ended December 31, 2000 contained an explanatory paragraph regarding doubt about our ability to continue as a going concern.

Although we have been successful in our fundraising efforts to meet previous operating requirements, there can be no guarantee that we will be successful in future fundraising efforts. During the three months ended March 31, 2001, we raised $350,000 in cash by issuing notes payable and $1,166,150 in marketable securities by issuing common stock and a licensing agreement. In January 2000, we raised approximately $12,796,000 in cash, net of $1,103,000 in costs, and converted $5,335,000 of debt (including $430,000 in new debt raised in January 2000), by issuing 4,808,375 shares of our common stock. As of March 31, 2001, we had cash reserves of approximately $70,284, which will, when supplemented by proceeds of the sale of our remaining marketable securities and a subsequent issuance of $200,000 in notes payable to a stockholder-director, meet current operating requirements for approximately three months at our current spending rate, assuming no revenue. We are currently in negotiations to obtain additional outside funding through the sale of shares of our common stock in a private placement directed at both “strategic” and “financial” investors, and have recently entered into a letter of intent concerning the potential sale of substantially all of our assets. Any new funding raised may have a dilutive effect on our existing shareholders. In the event we are unsuccessful in our additional fundraising efforts and projected revenues were significantly lower than expected, we would be required to further reduce significantly cash outflows, and would be unable to restore marketing and sales activities, development, capital, and administrative expenditures resulting in decreased potential revenue and potential profitability.

‹/R›

Changes in Financial Position

‹R›

As of March 31, 2001, we had a working capital deficit of $5,106,020 as compared to a deficit of $2,080,767 at December 31, 2000. This $3,025,253 decrease reflects a $131,527 decrease in current assets and an increase in current liabilities of $2,893,726. The reason for the decrease was the continued high level of administrative cost as well as lease termination costs and severance accompanying staff reductions and office closings.

‹/R›

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

Net cash provided by investing activities during the three month period ended March 31, 2001 totaled $132,509 as compared to using $426,320 during the three month period ended March 31, 2000. Investing activities in the current period consisted of disposition of property and equipment and marketable securities, while the prior period consisted of purchases.

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

‹R›‹/R›

‹R›

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

At March 31, 2001 we had approximately $484,744 invested in Eagle Wireless International, Inc. common stock. The primary objective of our investment activities is to preserve our capital until it is required to fund operations while at the same time achieving a market rate of return without significant risk. However, we are limited by agreement to sell the stock in stages until June 1, 2001.

‹/R›

PART II —OTHER INFORMATION Item 1. Legal Proceedings

We have no material legal proceedings against us or in process nor are we aware of any other legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect.

Item 2. Changes in Securities. ‹R›

Since December 31, 2000, the Company has sold the following unregistered securities. Such sales were exempt in reliance on Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder.

(a)	In February 2001, we sold 1,500,000 shares of our common stock valued at $843,735 to Eagle Wireless International, Inc. in exchange for 400,000 shares of Eagle’s common stock.

(b)	In February 2001, we entered into two Convertible Notes payable to Draysec Finance Limited, aggregating $100,000, which Notes are convertible into a new series of Preferred Stock to be identified as Series A-2001 at a per share conversion price of $5.00 at the option of the noteholder.

(c)	In March 2001, in connection with a $100,000 promissory note issued to an existing stockholder, we repriced 98,870 existing warrants and issued 50,000 new warrants to purchase an aggregrate of 148,870 shares of our common stock at $0.875 per share.

‹/R› Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information ‹R›

In May 2001, the Company received $200,000 promissory note financing from Gordon Rock. Mr. Rock took a security interest in the assets of the Company. In August 2001, Mr. Rock provided an additional $150,000 promissory note financing under the same terms.

‹/R› Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits.

4.20	Dreysec Finance Ltd. Convertible Promissory Notes

(b)	Reports on Form 8-K.

None.

SIGNATURES In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized. ‹R›

Date: August 15, 2001	BURST.COM, INC. By: /s/ Richard Lang —————————————— Richard Lang, Chairman and Chief Executive Officer
‹/R›	By: /s/ Jeffrey D. Wilson —————————————— Jeffrey D. Wilson Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description
4.20	Dreysec Finance Ltd. Convertible Promissory Notes
18