Form 10-Q
period 2001-06-30
BURST COM INC
filed 2001-08-20
CIK 865753

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended JUNE 30, 2001

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

[X] YES    [  ] NO

There were 21,648,125 shares of the Issuer’s $.00001 par value common stock outstanding as of August 15, 2001

BURST.COM, INC. FORM 10-Q JUNE 30, 2001 TABLE OF CONTENTS

2

PART I —FINANCIAL INFORMATION

ITEM 1. Financial Statements (These financial statements have not been reviewed by the Company’s auditors, as required under the regulations governing Form 10Q. See Note (1)).

BURST.COM, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

ASSETS

	JUNE 30, 2001	DECEMBER 31, 2000
	(unaudited)
Current assets:
Cash and cash equivalents	$ 57,794	$ 296,584
Accounts receivable, net	40,000	295,795
Loans to officers, net	—	139,633
Marketable securities - trading	12,538	—
Prepaid expenses and other current assets	25,704	42,084

Total current assets	136,036	774,096

Property and equipment, net	164,146	570,700

Other assets	2,700	317,337

Total assets	$ 302,882	$ 1,662,133

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Notes payable	$ 950,000	$ 500,000
Accounts payable	1,949,539	1,550,573
Accrued expenses	2,672,414	515,873
Accrued interest	24,316	1,192
Deferred revenue	342,400	287,225

Total liabilities	5,938,669	2,854,863

Stockholders’ deficit:
Common stock, $.00001 par value, 100,000,000
shares authorized; 21,648,125 and 20,148,125 shares
issued and outstanding, respectively	216	201
Additional paid-in capital	57,162,682	55,852,947
Accumulated deficit	(62,798,685)	(57,045,878)

Total stockholders’ deficit	(5,635,787)	(1,192,730)

Total liabilities and stockholders’ deficit	$ 302,882	$ 1,662,133

See accompanying notes to condensed consolidated financial statements. 3

BURST.COM, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2001	June 30, 2000	June 30, 2001	June 30, 2000
Revenue	$ 26,437	$ 311,136	$ 57,760	$ 386,149
Cost of revenues	—	—	—	30,272

	26,437	311,136	57,760	355,877

Cost and expenses:
Research and development	11,360	1,284,763	158,902	2,218,738
Sales and marketing	28,547	3,356,785	289,208	5,084,068
General and administrative	967,458	1,836,034	1,791,210	3,089,697
Restructuring costs	258,896	—	2,964,762	—

Total costs and expenses	1,266,261	6,477,582	(5,204,082)	10,392,503

Loss from operations	(1,239,824)	(6,166,446)	(5,146,322)	(10,036,626)

Other income (expense):
Interest expense	(106,968)	(212)	(130,030)	(32,696)
Interest income	2,344	98,957	10,478	202,987
Other, net - including income (loss) on marketable securities	80,906	(192,563)	(486,933)	(192,978)

Total other expense, net	(23,718)	(93,818)	(606,485)	(22,687)

Net loss	(1,263,542)	(6,260,264)	(5,752,807)	(10,059,313)

Basic and diluted net loss per common share	$ (0.06)	$ (0.33)	$ (0.27)	$ (0.59)

Shares used in per share computation	21,648,125	19,047,098	21,398,125	17,114,457

See accompanying notes to condensed consolidated financial statements 4

BURST.COM, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Stockholders’ Equity (Deficit) For the Six Months Ended June 30, 2001 (Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	deficit	Total
Balance at December 31, 2000	20,148,125	$201	$55,852,947	$(57,045,878)	$(1,192,730)

Common stock exchange	1,500,000	15	843,735	—	843,750

Stock-based composition	—	—	366,000	—	366,000

Warrants issued with debt	—	—	100,000	—	100,000

Net loss	—	—	—	(5,752,807)	(5,752,807)

Balance at June 30, 2001	21,648,125	$216	$57,162,682	$(62,798,685)	$(5,635,787)

See accompanying notes to condensed consolidated financial statements 5

BURST.COM, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows For the Six Months Ended June 30, 2001 and 2000 (Unaudited)

	2001	2000
Cash flows from operating activities:
Net loss	$(5,752,807)	$(10,059,313)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	59,716	258,374
Amortization of loan discount	100,000	—
Non-cash stock-based compensation expense	366,000	100,289
Stock Option Compensation	—	235,906
Writedowns and losses on disposal of fixed assets	332,996	—
Reserve against loan to officer	157,190	—
Realized and unrealized losses on marketable trading securities	452,260	—
Changes in operating assets and liabilities:
Accounts receivable	255,795	(329,027)
Loans to officers	(17,557)	—
Prepaid expenses and other current assets	16,380	(203,288)
Accounts payable	398,966	(259,465)
Notes payable	—	(4,834,847)
Accrued expenses	2,156,541	857,639
Accrued interest	23,124	(114,277)
Deferred revenue	20,000	368,836

Net cash used in operating activities	(1,431,396)	(13,979,173)

Cash flows from investing activities:
Proceeds from sale of marketable securities	701,353	—
Proceeds from sale of property and equipment	41,253	—
Purchases of property and equipment	—	(1,211,561)

Net cash provided by (used in) investing activities	742,606	(1,211,561)

Cash flows from financing activities:
Proceeds from sale of common stock	—	18,059,992
Proceeds from notes payable	550,000	—
Note payable repaid	(100,000)	—
Proceeds from exercise of warrants and stock options	—	305,058

Net cash provided by financing activities	450,000	18,365,050

Increase (decrease) in cash and cash equivalents	(238,790)	3,174,316

Cash and cash equivalents, beginning of period	296,584	302,979

Cash and cash equivalents, end of period	$ 57,794	$ 3,477,295

See accompanying notes to condensed consolidated financial statements 6

BURST.COM, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows, Continued For the Six Months Ended June 30, 2001 and 2000 (Unaudited)

	2001	2000
Supplemental disclosure of cash flow information:

Cash paid for state franchise tax	$ 504	$ 850

Cash paid for interest	$ —	$ —

Supplemental schedule of non-cash financing activities:

Debt converted into 1,333,750 shares of common stock	$ —	$5,335,000

Discount related to warrants granted in conjunction with debt	$100,000	$ —

Offset of deferred revenue against accounts receivable	$287,225	$ —

Exchange of common stock for marketable securities	$843,750	$ —

Exchange of common stock for licensing agreement — credited to deferred revenue	$322,400	$ —

See accompanying notes to condensed consolidated financial statements. 7

BURST.COM, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)

(1)	BASIS OF PRESENTATION AND GOING CONCERN

On January 27, 2000 the Company changed its name from Instant Video Technologies, Inc. to Burst.com, Inc.

The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiaries, Explore Technology, Inc. and Timeshift-TV. All significant intercompany transactions and accounts have been eliminated in consolidation. These financial statements have not been reviewed by independent certified public accountants as required under the regulations governing Form 10Q. The Company intends to amend this report upon completion of their SAS 71 review.

Through June 30, 2001, the Company had sustained recurring losses from operations and, at June 30, 2001, had a stockholders’ deficit of $5,635,787 and a net working capital deficiency of $5,106,000. As discussed in Note 5, the Company has also closed most of its operating facilities and has laid off all but five of its employees. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The opinion of our independent certified public accountants on the audited financial statements for the year ended December 31, 2000 also contained an explanatory paragraph regarding doubt about our ability to continue as a going concern. During fiscal 2001, the Company expects to meet its working capital and other cash requirements with cash derived from operations and sale of marketable securities, and is in negotiations to obtain additional funding through sale of assets and/or new shares of common stock. However, there can be no assurance that the Company’s efforts to achieve and maintain profitable operations will be successful. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(2)	INTERIM FINANCIAL INFORMATION

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

(3)	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	June 30, 2001	December 31, 2000
Computer equipment	$ 100,000	$ 509,191
Furniture	15,000	94,426
Office equipment	5,000	5,000
Software	55,000	55,000
Trade show booth	5,000	5,000

	180,000	668,617
Less accumulated
depreciation	(15,854)	(97,917)

	$ 164,146	$ 570,700

During the six months ended June 30, 2001, management determined that certain computers and other equipment were not recoverable at their current book value, and certain leasehold improvements and other assets had been abandoned when sales offices were closed. Accordingly, losses and writedowns totaling $329,366 have been included in Restructuring costs of the accompanying Consolidated Statements of Operations.

(4)	DEBT

NOTES PAYABLE TO STOCKHOLDERS	June 30, 2001	December 31, 2000
6% Convertible note payable to Mercer Management, Inc.,
interest and principal due December 28, 2001	$ 850,000	$500,000

6% Convertible notes payable to Draysec Finance Limited,
interest and principal due in February and March 2002	100,000	—

Notes Payable	$ 950,000	$500,000

The 6% notes payable are convertible into a new series of Preferred Stock to be identified as Series A-2001 at a per share conversion price of Five Dollars ($5.00) at the option of the note holders.

In connection with the Schacter note issuance, in March 2001 the Company repriced 98,870 existing $5.00 warrants and issued an additional 50,000 new warrants to purchase a total of 148,870 shares of common stock at $0.875. The warrants and repricings were valued at $100,000, resulting in a discount to Notes Payable amortized over the life of the loan. The loan was repaid in full in May 2001.

(5)	ACCRUED LIABILITIES

	June 30, 2001	December 31, 2000
Accrued leasehold costs on abandoned leases	$1,229,726	$ —

Accrued severance costs	807,850	—

Accrued wages and vacation	488,804	350,723

Other	146,034	165,150

Accrued Liabilities	$2,672,414	$515,873

During the first quarter of 2001, the Company closed and abandoned its sales offices. It also began moving out of its San Francisco headquarters, completing the move to new smaller Santa Rosa, California facilities in late April. Additionally, all but five of the remaining employees had been laid off by March 31, 2001. The related accrued leasehold costs and accrued severance costs are included in Restructuring costs in the accompanying Consolidated Statements of Operations. Certain of the terms in the severance agreements, considered in accrued severance costs at June 30, 2001, have been approved by management but not yet ratified by the Board.

(6)	EQUITY FINANCING AND INVESTMENT IN MARKETABLE SECURITIES

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

During the quarter ended March 31, 2001, the Company sold 93,200 of the Eagle Wireless shares, resulting in a realized loss of $96,817 included in other expense. The remaining shares were reduced to their market value as of March 31, 2001, resulting in additional losses of $466,114, also included in other expense. By July 25, 2001, all Eagle shares had been sold or exchanged for services realizing cumulative losses of $453,541.

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

(7)	STOCK OPTIONS

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

(8)	OTHER RELATED PARTY TRANSACTIONS

In connection with the severance agreements referred to in Notes 6 and 8 and the officer’s employment agreement, a $157,190 loan to the Company’s former President has been fully reserved. The Company has not released the officer from this obligation.

In May 2001, the Company received $200,000 promissory note financing from Gordon Rock. Mr. Rock took a security interest in the assets of the Company. Mr. Rock was a member of our Board at that time, but refrained from any actions taken by the Board regarding the financing. Mr. Rock has since resigned his seat on our Board.

(9)	SUBSEQUENT EVENTS

On August 10, 2001 the Company received $150,000 promissory note financing from Gordon Rock, secured by assets of the Company.

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

The Company has incurred significant losses since its inception, and as of June 30, 2001, it had an accumulated deficit of $62,798,685. There can be no assurance that the Company will achieve or sustain profitability and the Company believes that it will continue to incur net losses in 2001.

Overview

We are an independent provider of client/server network software for the delivery of video and audio information over networks. Our principal executive offices recently relocated to Santa Rosa, California and we have closed all other offices. Our software manages the delivery of video and audio content over various networks, including the Internet and corporate intranets, optimizing network efficiency and quality of service. Our Burstware® suite of software products enables companies to transmit video and audio files at Faster-Than-Real-Time® speed, which is accomplished by utilizing available bandwidth capacity to send more video or audio data to users than the players are demanding. This data is stored on the users’ machine for playing on demand, thus isolating the user from noise and other network interference. The result is high quality, full-motion video and CD-quality audio to the end-user. Our revenue is derived from fees for software licenses, content hosting and other consulting services.

Results of Operations

Revenue recorded for the three and six month periods ended June 30, 2001 was $26,437 and $57,760, respectively, versus $311,136 and $386,149 during the same periods in 2000. The revenue decline was due to curtailment of sales, support and product marketing activity occurring in November 2000 and March 2001. The cost of revenue recorded for the quarter ended June 30, 2001 was zero. The 2000 cost of revenue of $30,272 consisted primarily of the cost of equipment purchased from a third-party, which was resold to a customer in connection with a software sale. Resale of equipment is not part of our sales strategy, and we do not plan to make such sales to any significant degree in the future.

Research & development expenditures during the three and six month periods ended June 30, 2001 were $11,360 and $158,902, respectively, as compared to $1,284,763 and $2,218,738 during the same periods in 2000. The decrease resulted from personnel reductions and curtailment of new product development and testing. There was no significant amount of research and development that would qualify for capitalization under SFAS 86.

Sales & marketing expenses during the three and six month periods ended June 30, 2001 were $28,547 and $289,208, respectively, as compared to $3,356,785 and $5,084,068 during the same periods in 2000. The $1,466,622 decrease was primarily a result of staff reductions and curtailment of sales, support and product marketing activity in November 2000 and during the first quarter of 2001 as part of our restructuring.

During the three and six month periods ended June 30, 2001, general and administrative expenses were $967,458 and $1,791,210, respectively, as compared to $1,836,034 and $3,089,697 during the same periods in 2000. The decrease was primarily due to the slowdown in our operations and termination of employees both in November 2000 and March 2001 as part of our restructuring. Also contributing to the decrease was a $250,000 reduction in stock-based compensation resulting from a revaluation of options for employees under variable accounting and certain unvested options being earned by contractors.

During the six months ended June 30, 2001, due to shortage of funds, we entered into a plan to severely curtail and exit substantially all of our development and marketing operations. We closed and abandoned all of our sales offices, began a move out of our San Francisco headquarters, and laid off all but five of our remaining employees. The resulting restructuring charge of $2,964,762 represents accrued severance and leasehold costs on abandoned premises, losses and writedowns on abandoned equipment, and stock-based compensation charges related to extension of options for certain executive management personnel in connection with their severance agreements.

We had a net loss from operations of $1,239,824 and $5,146,322, respectively, during the three and six month periods ended June 30, 2001, as compared to $6,166,446 and $10,392,503 during the same periods in 2000. The decreased losses resulted from reduction in workforce and operations discussed above.

Other expense, net was $23,718 and $606,485, respectively, for the three and six month periods ended June 30, 2001, as compared to $93,818 and $22,687 during the same periods in 2000. This decline was primarily due to reduced interest income, as the January 2000 stock offering and debt conversion resulted in a significant influx of cash during that period. Cash balances during 2001 were significantly smaller. In addition, 2001 includes recognized losses of $440,254 on sales of Eagle Wireless common stock and unrecognized losses of $12,006 representing the reduction to market value of the Eagle Wireless stock remaining at June 30, 2001.

Liquidity and Capital Resources

The opinion of our independent certified public accountants on the audited financial statements for the year ended December 31, 2000 contained an explanatory paragraph regarding doubt about our ability to continue as a going concern.

Although we have been successful in our fundraising efforts to meet previous operating requirements, there can be no guarantee that we will be successful in future fundraising efforts. During the six months ended June 30, 2001, we raised $450,000 (net) in cash by issuing notes payable and $1,166,150 in marketable securities by issuing common stock and a licensing agreement. In January 2000, we raised approximately $12,796,000 in cash, net of $1,103,000 in costs, and converted $5,335,000 of debt (including $430,000 in new debt raised in January 2000), by issuing 4,808,375 shares of our common stock. As of June 30, 2001, we had cash reserves of approximately $57,794, which will, when supplemented by proceeds of the sale of our remaining marketable securities and a subsequent issuance of $150,000 in notes payable to a stockholder, meet current operating requirements for approximately one month at our current spending rate, assuming no revenue. We are currently in negotiations to obtain additional outside funding through the sale of shares of our common stock in a private placement directed at both “strategic” and “financial” investors, and have explored the potential sale of substantially all of our assets. Any new funding raised may have a dilutive effect on our existing shareholders. In the event we are unsuccessful in our additional fundraising efforts and projected revenues were significantly lower than expected, we would be required to further reduce significantly cash outflows, and would be unable to restore marketing and sales activities, development, capital, and administrative expenditures resulting in decreased potential revenue and potential profitability.

Changes in Financial Position

As of June 30, 2001, we had a working capital deficit of $5,802,633 as compared to a deficit of $2,080,767 at December 31, 2000. This $3,721,866 decrease reflects a $638,060 decrease in current assets and an increase in current liabilities of $3,083,806. The reason for the decrease was the continued high level of administrative cost as well as lease termination costs and severance accompanying staff reductions and office closings.

Net cash used in operating activities totaled $1,431,396 during the six months ended June 30, 2001, as compared to net cash used in operating activities of $13,979,173 during the six months ended June 30, 2000. In the Company’s efforts to conserve cash it financed many expenditures through the expansion of accounts payable and accrued expense rather than paying currently. In addition, increases in non-cash stock-based compensation and accruals for leasehold abandonment costs and severance costs in 2001 incresased the reported loss while not actually using cash during the quarter.

Net cash provided by investing activities during the six month period ended June 30, 2001 totaled $742,606 as compared to using $1,211,561 during the six month period ended June 30, 2000. Investing activities in the current period consisted of disposition of property and equipment and marketable securities, while the prior period consisted of purchases.

Cash flow provided by financing activities during the six month period ended June 30, 2001 totaled $450,000 as compared to $18,365,050 during the same period in 2000. This decrease was due to the Company’s fundraising efforts resulting in only minimal debt and equity financing proceeds in 2001.

Factors That May Impact Future Results

We develop complex software for media delivery, content management and storage. We have recently commenced sales of our first commercial product released late last year and have yet to achieve very large commercial deployments. Despite testing, software errors have been found in our product and, in some cases, our product’s performance when initially deployed has not met customer expectations. To date, we believe that all of the errors in question have been resolved. However, there can be no assurance that other errors will not occur, as errors such as these are common in the development of any software product. Additional errors in our product could result in, among other things, a delay in recognition or loss of revenues, loss of market share, failure to achieve market acceptance or substantial damage to our reputation. As a company that recently commenced a new product line, we face risks and uncertainties relating to our ability to implement our business plan successfully.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

At June 30, 2001 we had approximately $12,538 invested in Eagle Wireless International, Inc. common stock. The primary objective of our investment activities is to preserve our capital until it is required to fund operations while at the same time achieving a market rate of return without significant risk. However, we were limited by agreement to sell the stock in stages until June 1, 2001.

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

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits.

None.

(b)	Reports on Form 8-K.

None.

SIGNATURES In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 20, 2001	BURST.COM, INC. By: /s/ Richard Lang —————————————— Richard Lang, Chairman and Chief Executive Officer
By: /s/ Jeffrey D. Wilson —————————————— Jeffrey D. Wilson Chief Financial Officer

