Form 10-Q
period 2001-09-30
BURST COM INC
filed 2001-11-19
CIK 865753

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2001

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

[X] YES    [  ] NO

There were 21,648,125 shares of the Issuer’s $.00001 par value common stock outstanding as of October 30, 2001

BURST.COM, INC. FORM 10-Q SEPTEMBER 30, 2001 TABLE OF CONTENTS

2

PART I —FINANCIAL INFORMATION

ITEM 1. Financial Statements (These financial statements have not been reviewed by the Company’s auditors, as required under the regulations governing Form 10Q. See Note (1)).

BURST.COM, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

ASSETS

	SEPTEMBER 30, 2001	DECEMBER 31, 2000
	(unaudited)
Current assets:
Cash and cash equivalents	$ 848	$ 296,584
Accounts receivable, net	28,000	295,795
Loans to officers, net	—	139,633
Marketable securities - trading	12,538	—
Prepaid expenses and other current assets	1	42,084

Total current assets	41,387	774,096

Property and equipment, net	163,290	570,700

Other assets	2,700	317,337

Total assets	$ 207,377	$ 1,662,133

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Notes payable	$ 1,203,177	$ 500,000
Accounts payable	1,080,291	1,550,573
Accrued expenses	2,668,125	515,873
Accrued interest	24,316	1,192
Deferred revenue	342,400	287,225

Total liabilities	5,318,309	2,854,863

Stockholders’ deficit:
Common stock, $.00001 par value, 100,000,000
shares authorized; 21,648,125 and 20,148,125 shares
issued and outstanding, respectively	216	201
Additional paid-in capital	57,162,682	55,852,947
Accumulated deficit	(62,273,830)	(57,045,878)

Total stockholders’ deficit	(5,110,932)	(1,192,730)

Total liabilities and stockholders’ deficit	$ 207,377	$ 1,662,133

See accompanying notes to condensed consolidated financial statements.

3

BURST.COM, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2001	September 30, 2000	September 30, 2001	September 30, 2000
Revenue	$ —	$ 94,377	$ 57,760	$ 480,526
Cost of revenues	—	486	—	30,758

	26,437	93,891	57,760	449,768

Cost and expenses:
Research and development	155,964	1,238,797	167,324	3,457,535
Sales and marketing	252,815	2,099,272	281,362	7,183,340
General and administrative	278,409	1,369,491	1,245,867	4,459,188
Restructuring costs	2,734,035	—	2,992,931	—

Total costs and expenses	3,421,223	4,707,560	(4,687,484)	15,100,063

Loss from operations	(3,421,223)	(4,613,669)	(4,629,724)	(14,650,2__ )

Other income (expense):
Interest expense	(25,292)	(2,427)	(132,260)	(35,123)
Interest income	8,137	45,900	10,481	248,882
Other, net - including income (loss) on marketable securities	395,543	(109,992)	(476,449)	(302,970)

Total other expense, net	(412,698)	(66,579)	(598,221)	(89,206)

Net loss	(3,833,921)	(4,680,188)	(5,227,952)	(14,739,501)

Basic and diluted net loss per common share	$ (0.18)	$ (0.24)	$ (0.25)	$ (0.81)

Shares used in per share computation	21,648,125	19,528,882	21,398,125	18,201,67_

See accompanying notes to condensed consolidated financial statements 4

BURST.COM, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Stockholders’ Equity (Deficit) For the Nine Months Ended September 30, 2001 (Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	deficit	Total
Balance at December 31, 2000	20,148,125	$201	$55,852,947	$(57,045,878)	$(1,192,730)

Common stock exchange	1,500,000	15	843,735	—	843,750

Stock-based composition	—	—	366,000	—	366,000

Warrants issued with debt	—	—	100,000	—	100,000

Net loss	—	—	—	(5,227,952)	(5,752,807)

Balance at September 30, 2001	21,648,125	$216	$57,162,682	$(62,273,830)	$(5,635,787)

See accompanying notes to condensed consolidated financial statements 5

BURST.COM, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows For the Nine Months Ended September 30, 2001 and 2000 (Unaudited)

	2001	2000
Cash flows from operating activities:
Net loss	$(5,227,952)	$(14,739,501)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	59,716	425,010
Amortization of loan discount	100,000	—
Non-cash stock-based compensation expense	366,000	100,289
Stock Option Compensation	—	235,905
Writedowns and losses on disposal of fixed assets	332,996	—
Reserve against loan to officer	157,190	—
Issuance of penalty shares	—	192,335
Realized and unrealized losses on marketable trading securities	452,260	—
Changes in operating assets and liabilities:
Accounts receivable	255,795	(306,027)
Loans to officers	(17,557)	—
Prepaid expenses and other current assets	16,380	(130,388)
Other assets	—	(278,251)
Accounts payable	398,966	399,120
Accrued expenses	2,156,541	325,967
Accrued interest	23,124	(114,277)
Deferred revenue	20,000	235,625

Net cash used in operating activities	(906,541)	(13,654,193)

Cash flows from investing activities:
Proceeds from sale of marketable securities	119,552	—
Proceeds from sale of property and equipment	41,253	—
Purchases of property and equipment	—	(1,682,362)

Net cash provided by (used in) investing activities	160,805	(1,682,362)

Cash flows from financing activities:
Proceeds from sale of common stock	—	17,868,131
Proceeds from notes payable	550,000	430,000
Note payable repaid	(100,000)	—
Costs for conversion of preferred stock to common	—	(533,200)
Proceeds from exercise of warrants and stock options	—	443,593

Net cash provided by financing activities	450,000	18,208,524

Increase (decrease) in cash and cash equivalents	(295,736)	2,871,969

Cash and cash equivalents, beginning of period	296,584	302,979

Cash and cash equivalents, end of period	$ 848	$ 3,174,948

See accompanying notes to condensed consolidated financial statements 6

BURST.COM, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows, Continued For the Six Months Ended September 30, 2001 and 2000 (Unaudited)

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

Through September 30, 2001, the Company had sustained recurring losses from operations and, at September 30, 2001, had a stockholders’ deficit of [$5,110,932] and a net working capital deficiency of $5,106,000. As discussed in Note 5, the Company has also closed most of its operating facilities and has laid off all but two of its employees. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The opinion of our independent certified public accountants on the audited financial statements for the year ended December 31, 2000 also contained an explanatory paragraph regarding doubt about our ability to continue as a going concern. During fiscal 2001, the Company expects to meet its working capital and other cash requirements with cash derived from operations and sale of marketable securities, and is in negotiations to obtain additional funding through sale of assets and/or new shares of common stock. However, there can be no assurance that the Company’s efforts to achieve and maintain profitable operations will be successful. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

(3)	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	September 30, 2001	December 31, 2000
Computer equipment	$ 100,000	$ 509,191
Furniture	15,000	94,426
Office equipment	5,000	5,000
Software	55,000	55,000
Trade show booth	5,000	5,000

	180,000	668,617
Less accumulated
depreciation	(15,854)	(97,917)

	$ 164,146	$ 570,700

During the six months ended September 30, 2001, management determined that certain computers and other equipment were not recoverable at their current book value, and certain leasehold improvements and other assets had been abandoned when sales offices were closed. Accordingly, losses and writedowns totaling $329,366 have been included in Restructuring costs of the accompanying Consolidated Statements of Operations.

(4)	DEBT

NOTES PAYABLE TO STOCKHOLDERS	September 30, 2001	December 31, 2000
6% Convertible note payable to Mercer Management, Inc.,
interest and principal due December 28, 2001	$ 1,203,177	$500,000

6% Convertible notes payable to Draysec Finance Limited,
interest and principal due in February and March 2002	—	—

Notes Payable	$ 1,203,177	$500,000

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

(5)	ACCRUED LIABILITIES

	September 30, 2001	December 31, 2000
Accrued leasehold costs on abandoned leases	$1,229,726	$ —

Accrued severance costs	807,850	—

Accrued wages and vacation	488,804	350,723

Other	141,745	165,150

Accrued Liabilities	$2,668,125	$515,873

During the first quarter of 2001, the Company closed and abandoned its sales offices. It also began moving out of its San Francisco headquarters, completing the move to new smaller Santa Rosa, California facilities in late April. Additionally, all but five of the remaining employees had been laid off by March 31, 2001. The related accrued leasehold costs and accrued severance costs are included in Restructuring costs in the accompanying Consolidated Statements of Operations. Certain of the terms in the severance agreements, considered in accrued severance costs at September 30, 2001, have been approved by management but not yet ratified by the Board.

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

Results of Operations

Revenue recorded for the three and nine month periods ended September 30, 2001 was [$ —] and [$57,760], respectively, versus [$94,377 and $80,526] during the same periods in 2000. The revenue decline was due to curtailment of sales, support and product marketing activity occurring in November 2000 and March 2001. The cost of revenue recorded for the quarter ended September 30, 2001 was zero. The 2000 cost of revenue of $30,272 consisted primarily of the cost of equipment purchased from a third-party, which was resold to a customer in connection with a software sale. Resale of equipment is not part of our sales strategy, and we do not plan to make such sales to any significant degree in the future.

Research & development expenditures during the three and nine month periods ended September 30, 2001 were [$155,964] and [$167,324], respectively, as compared to [$1,238,797] and [$3,457,535] during the same periods in 2000. The decrease resulted from personnel reductions and curtailment of new product development and testing. There was no significant amount of research and development that would qualify for capitalization under SFAS 86.

Sales & marketing expenses during the three and nine month periods ended September 30, 2001 were [$252,815] and [$281,362], respectively, as compared to [$2,099,272] and [$7,183,340] during the same periods in 2000. The decrease was primarily a result of staff reductions and curtailment of sales, support and product marketing activity in November 2000 and during the first quarter of 2001 as part of our restructuring.

During the three and nine month periods ended September 30, 2001, general and administrative expenses were [$298,409] and [$1,245,867], respectively, as compared to [$1,369,491] and [$4,459,188] during the same periods in 2000. The decrease was primarily due to the slowdown in our operations and termination of employees both in November 2000 and March 2001 as part of our restructuring. Also contributing to the decrease was a $250,000 reduction in stock-based compensation resulting from a revaluation of options for employees under variable accounting and certain unvested options being earned by contractors.

During the nine months ended September 30, 2001, due to shortage of funds, we entered into a plan to severely curtail and exit substantially all of our development and marketing operations. We closed and abandoned all of our sales offices, began a move out of our San Francisco headquarters, and laid off all but five of our remaining employees. The resulting restructuring charge of $2,992,931 represents accrued severance and leasehold costs on abandoned premises, losses and writedowns on abandoned equipment, and stock-based compensation charges related to extension of options for certain executive management personnel in connection with their severance agreements.

We had a net loss from operations of [$3,421,223] and [$4,629,724], respectively, during the three and nine month periods ended September 30, 2001, as compared to [$4,613,669] and [$14,650,2__] during the same periods in 2000. The decreased losses resulted from reduction in workforce and operations discussed above.

Other expense, net was [$412,698] and [$598,228], respectively, for the three and nine month periods ended September 30, 2001, as compared to [$66,579] and [$89,206] during the same periods in 2000. This decline was primarily due to reduced interest income, as the January 2000 stock offering and debt conversion resulted in a significant influx of cash during that period. Cash balances during 2001 were significantly smaller. In addition, 2001 includes recognized losses of [$440,254] on sales of Eagle Wireless common stock.

Liquidity and Capital Resources

The opinion of our independent certified public accountants on the audited financial statements for the year ended December 31, 2000 contained an explanatory paragraph regarding doubt about our ability to continue as a going concern.

Although we have been successful in our fundraising efforts to meet previous operating requirements, there can be no guarantee that we will be successful in future fundraising efforts. During the nine months ended September 30, 2001, we raised [$450,000] (net) in cash by issuing notes payable and $1,166,150 in marketable securities by issuing common stock and a licensing agreement. In January 2000, we raised approximately $12,796,000 in cash, net of $1,103,000 in costs, and converted $5,335,000 of debt (including $430,000 in new debt raised in January 2000), by issuing 4,808,375 shares of our common stock. As of June 30, 2001, we had cash reserves of approximately $57,794, which will, when supplemented by proceeds of the sale of our remaining marketable securities and a subsequent issuance of $150,000 in notes payable to a stockholder, meet current operating requirements for approximately one month at our current spending rate, assuming no revenue. We are currently in negotiations to obtain additional outside funding through the sale of shares of our common stock in a private placement directed at both “strategic” and “financial” investors, and have explored the potential sale of substantially all of our assets. Any new funding raised may have a dilutive effect on our existing shareholders. In the event we are unsuccessful in our additional fundraising efforts and projected revenues were significantly lower than expected, we would be required to further reduce significantly cash outflows, and would be unable to restore marketing and sales activities, development, capital, and administrative expenditures resulting in decreased potential revenue and potential profitability.

Changes in Financial Position

As of September 30, 2001, we had a working capital deficit of [$5,802,633] as compared to a deficit of $2,080,767 at December 31, 2000. This [$3,721,866] decrease reflects a [$638,060] decrease in current assets and an increase in current liabilities of [$3,083,806]. The reason for the decrease was the continued high level of administrative cost as well as lease termination costs and severance accompanying staff reductions and office closings.

Net cash used in operating activities totaled [$906,541] during the nine months ended September 30, 2001, as compared to net cash used in operating activities of [$13,654,193] during the nine months ended September 30, 2000. In the Company’s efforts to conserve cash it financed many expenditures through the expansion of accounts payable and accrued expense rather than paying currently. In addition, increases in non-cash stock-based compensation and accruals for leasehold abandonment costs and severance costs in 2001 incresased the reported loss while not actually using cash during the quarter.

Net cash provided by investing activities during the nine month period ended September 30, 2001 totaled [$160,805] as compared to using [$1,682,362] during the nine month period ended September 30, 2000. Investing activities in the current period consisted of disposition of property and equipment and marketable securities, while the prior period consisted of purchases.

Cash flow provided by financing activities during the nine month period ended September 30, 2001 totaled [$450,000] as compared to [$18,208,524] during the same period in 2000. This decrease was due to the Company’s fundraising efforts resulting in only minimal debt and equity financing proceeds in 2001.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

At June 30, 2001 we had approximately $-0- invested in Eagle Wireless International, Inc. common stock. The primary objective of our investment activities is to preserve our capital until it is required to fund operations while at the same time achieving a market rate of return without significant risk. However, we were limited by agreement to sell the stock in stages until June 1, 2001.

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

