Form 10-Q/A
period 2001-09-30
BURST COM INC
filed 2002-01-14
CIK 865753

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

[X] YES    [  ] NO

There were 18,734,958 shares of the Issuer’s $.00001 par value common stock outstanding as of January 11, 2002.

BURST.COM, INC. FORM 10-Q SEPTEMBER 30, 2001 TABLE OF CONTENTS

2

PART I —FINANCIAL INFORMATION ITEM 1. Financial Statements BURST.COM, INC. AND SUBSIDIARIES Condensed Consolidated Balance Sheets

ASSETS

	SEPTEMBER 30, 2001	DECEMBER 31, 2000
	(unaudited)
Current assets:
Cash and cash equivalents	$ 29,943	$ 296,584
Accounts receivable, net	28,000	295,795
Loans to officers, net	—	139,633
Prepaid expenses and other current assets	5,516	42,084

Total current assets	63,459	774,096

Property and equipment, net	114,505	570,700

Other assets	2,700	317,337

Total assets	$ 180,664	$ 1,662,133

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Convertible and other notes payable to stockholders	$ 1,105,500	$ 500,000
Accounts payable	1,116,678	1,550,573
Accrued expenses	1,662,065	515,873
Accrued interest	60,026	1,192
Deferred revenue	322,400	287,225

Total current liabilities	4,266,669	2,854,863

Commitments and contingencies
Stockholders’ deficit:
Common stock, $.00001 par value, 100,000,000
shares authorized; 21,648,125 and 20,148,125 shares
issued and outstanding, respectively	216	201
Additional paid-in capital	58,134,247	55,852,947
Accumulated deficit	(62,220,468)	(57,045,878)

Total stockholders’ deficit	(4,086,005)	(1,192,730)

Total liabilities and stockholders’ deficit	$ 180,664	$ 1,662,133

See accompanying notes to condensed consolidated financial statements.

3

BURST.COM, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2001	September 30, 2000	September 30, 2001	September 30, 2000
Revenue	$23,076	$94,377	$80,836	$480,526
Cost of revenues	—	486	—	30,758

	23,076	93,891	80,836	449,768

Cost and expenses:
Research and development	48,516	1,238,797	207,418	3,457,535
Sales and marketing	(94,522)	2,099,272	194,686	7,183,340
General and administrative	236,254	1,369,491	2,027,464	4,459,188
Restructuring costs	(910,790)	—	2,053,972	—

Total costs and expenses	(720,542)	4,707,560	4,483,540	15,100,063

Loss from operations	743,618	(4,613,669)	(4,402,704)	(14,650,295)

Other income (expense):
Interest expense	(256,739)	(2,427)	(386,769)	(35,123)
Interest income	5,517	45,900	15,995	248,882
Other, net - including income (loss) on marketable securities	85,821	(109,992)	(401,112)	(302,970)

Total other expense, net	(165,401)	(66,579)	(771,886)	(89,206)

Net income (loss)	$578,217	$(4,680,188)	$(5,174,590)	$(14,739,501)

Basic and diluted net income (loss) per common share	$ 0.03	$ (0.24)	$ (0.24)	$ (0.81)

Shares used in per share computation	21,648,125	19,528,882	21,398,125	18,201,67_

See accompanying notes to condensed consolidated financial statements 4

BURST.COM, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Stockholders’ (Deficit) For the Nine Months Ended September 30, 2001 (Unaudited)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	deficit	Total
Balance at December 31, 2000	20,148,125	$201	$55,852,947	$(57,045,878)	$(1,192,730)

Common stock exchange	1,500,000	15	843,735	—	843,750

Negotiated settlement to prior offering costs	—	—	629,665	—	629,665

Stock-based compensation	—	—	339,600	—	339,600

Warrants issued with debt	—	—	468,300	—	468,300

Net loss	—	—	—	(5,174,590)	(5,174,590)

Balance at September 30, 2001	21,648,125	$216	$58,134,247	$(63,120,468)	$(4,086,005)

See accompanying notes to condensed consolidated financial statements 5

BURST.COM, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows For the Nine Months Ended September 30, 2001 and 2000 (Unaudited)

	2001	2000
Cash flows from operating activities:
Net loss	$(5,174,590)	$(14,739,501)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	71,236	425,010
Amortization of loan discount	318,800	—
Non-cash stock-based compensation expense	339,600	366,194
Negotiated settlements	666,929	—
Writedowns and losses on disposal of fixed assets	358,047	—
Reserve against loan to officer	157,190	—
Rental deposit applied to rent expense	280,000	—
Issuance of penalty shares	—	192,335
Realized and unrealized losses on marketable trading securities	388,986	—
Changes in operating assets and liabilities:
Accounts receivable	(19,430)	(306,027)
Loans to officers	(17,557)	—
Prepaid expenses and other current assets	36,568	(130,388)
Other assets	34,637	(278,251)
Accounts payable	(508,423)	399,120
Accrued expenses	1,146,192	325,967
Accrued interest	58,834	(114,277)
Deferred revenue	—	235,625

Net cash used in operating activities	(1,862,981)	(13,654,193)

Cash flows from investing activities:
Proceeds from sale of marketable securities	777,164	—
Proceeds from sale of property and equipment	64,176	—
Purchases of property and equipment	—	(1,682,362)

Net cash provided by (used in) investing activities	841,340	(1,682,362)

Cash flows from financing activities:
Proceeds from sale of common stock	—	17,868,131
Proceeds from notes payable	855,000	430,000
Payments on notes payable	(100,000)	—
Costs for conversion of preferred stock to common	—	(533,200)
Proceeds from exercise of warrants and stock options	—	443,593

Net cash provided by financing activities	755,000	18,208,524

Increase (decrease) in cash and cash equivalents	(266,641)	2,871,969

Cash and cash equivalents, beginning of period	296,584	302,979

Cash and cash equivalents, end of period	$ 29,943	$ 3,174,948

See accompanying notes to condensed consolidated financial statements 6

BURST.COM, INC. AND SUBSIDIARIES Condensed Consolidated Statements of Cash Flows, Continued For the Nine Months Ended September 30, 2001 and 2000 (Unaudited)

	2001	2000
Supplemental disclosure of cash flow information:

Cash paid for state franchise tax	$ 504	$ 850

Cash paid for interest	$ —	$ —

Supplemental schedule of non-cash financing activities:

Debt converted into 1,333,750 shares of common stock	$ —	$5,335,000

Offset of deferred revenue against accounts receivable	$287,225	$ —

Exchange of common stock for marketable securities	$843,750	$ —

Exchange of common stock for licensing agreement — credited to deferred revenue	$322,400	$ —

Negotiated settlements of accounts payable for fixed assets and prior offering costs	$377,185	$ —

See accompanying notes to condensed consolidated financial statements. 7

BURST.COM, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (Unaudited)

(1)	BASIS OF PRESENTATION AND GOING CONCERN

On January 27, 2000 the Company changed its name from Instant Video Technologies, Inc. to Burst.com, Inc.

The accompanying financial statements include the accounts of the Company and its wholly-owned subsidiaries, Explore Technology, Inc. and Timeshift-TV. All significant intercompany transactions and accounts have been eliminated in consolidation.

Through September 30, 2001, the Company had sustained recurring losses from operations and, at September 30, 2001, had a stockholders’ deficit of $4,086,005 and a net working capital deficiency of $4,203,210. As discussed in Note 5, the Company has also closed most of its operating facilities and has laid off all of its employees. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The opinion of our independent certified public accountants on the audited financial statements for the year ended December 31, 2000 also contained an explanatory paragraph regarding doubt about our ability to continue as a going concern. During fiscal 2001, the Company expects to meet its working capital and other cash requirements with cash derived from operations and sale of marketable securities, loans from stockholders, and is in negotiations to obtain additional funding through sale of assets and/or new shares of common stock. However, there can be no assurance that the Company’s efforts to achieve and maintain profitable operations, or to obtain additional financing, will be successful. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

(2)	INTERIM FINANCIAL INFORMATION

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. In the Company’s opinion, the financial statements include all adjustments that the Company considers necessary to fairly state the Company’s financial position and the results of operations and cash flows. Operating results for the three-month and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2001. These financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include certain disclosures required by generally accepted accounting principles. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included with the Company’s Form 10-K filed April 17, 2001 and other documents filed with the Securities and Exchange Commission. The results of the Company’s operations for any interim period are not necessarily indicative of the results of the Company’s operations for any other interim period or for a full fiscal year.

(3)	PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

	September 30, 2001	December 31, 2000
Computer equipment	$ 61,880	$ 509,191
Furniture	15,000	94,426
Office equipment	5,000	5,000
Software	55,000	55,000
Trade show booth	5,000	5,000

	141,880	668,617
Less accumulated
depreciation	(27,375)	(97,917)

	$ 114,505	$ 570,700

During the nine months ended September 30, 2001, management determined that certain computers and other equipment were not recoverable at their current book value, and certain leasehold improvements and other assets had been abandoned when sales offices were closed. Accordingly, losses and writedowns totaling $358,047 have been included in Restructuring Costs in the accompanying Consolidated Statements of Operations.

(4)	DEBT

NOTES PAYABLE TO STOCKHOLDERS	September 30, 2001	December 31, 2000
9% Convertible notes payable to Gordon Rock	$ 650,000	$500,000

9% notes payable to Gordon Rock
(net of unamortized discount of $149,500)	$ 355,500	—

9% Convertible notes payable to Draysec Finance Limited,
interest and principal due in February and March 2002	$ 100,000	—

Notes Payable	$ 1,105,500	$500,000

The 9% convertible notes payable are convertible into a new series of Preferred Stock to be identified as Series A-2001 at a per share conversion price of Five Dollars ($5.00) at the option of the noteholder.

In April 2001, the Company issued a $200,000 note payable to Gordon Rock at 9% collateralized by a security interest in the assets of the Company. Mr. Rock was a member of the Board of Directors at that time, but has since resigned his seat on the Board.

In August and September 2001, the Company issued a series of notes payable to Mr. Rock totaling an additional $305,000. Each of these notes bears interest at 9% and is collateralized by a security interest in all assets of the Company. In connection with the April, August, and September notes, Mr. Rock received five-year warrants to acquire up to 183,333 shares of Burst common stock at an exercise price of $.30 per share, 1,000,000 shares at $.20 per share, and 1,666,666 shares at $.15 per share. Accordingly, the Company recorded a discount on the notes for the fair value of the warrants issued using the Black-Scholes model. The resulting discount totaled $368,300 which is being amortized over the term of the notes.

In October and December 2001, the Company issued three additional notes payable to Mr. Rock for loans totaling $115,000. In connection with these notes payable he was also issued 383,333 warrants to acquire common stock at $.30 per share.

In November 2001, all of the Rock notes, originally expiring in varying amounts November 2001 through February 2002, were extended to November 2002. In connection with the extensions, Mr. Rock received an additional 2,600,000 warrants to buy shares of Burst common stock at $.25 per share, and the convertibility feature was removed from the $650,000 in convertible November – December 2000 and February 2001 notes.

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

(5)	ACCRUED LIABILITIES

	September 30, 2001	December 31, 2000
Accrued leasehold costs on abandoned leases	$329,726	$ —

Accrued severance costs	819,100	—

Accrued wages and vacation	416,735	350,723

Other	96,504	165,150

Accrued Liabilities	$1,662,065	$515,873

During the first nine months of 2001, the Company closed and abandoned its sales offices. It also moved out of its San Francisco headquarters, completing the move to new smaller Santa Rosa, California facilities in late April. Additionally, all of the remaining employees had been laid off by September 30, 2001. The related accrued leasehold costs and accrued severance costs are included in Restructuring costs in the accompanying Consolidated Statements of Operations. Certain of the terms in the severance agreements, included in Restructuring Costs and considered in accrued severance costs as of September 30, 2001, have been approved by management but not yet ratified by the Board. During the quarter ended September 30, 2001, the Company commenced settlement negotiations to terminate the lease with the landlord of the former San Francisco headquarters. Based upon the results of the in-process negotiations as of September 30, 2001, the Company adjusted its prior estimate of restructuring cost accruals. As a result, the Company reduced leasehold costs on abandoned leases by $900,000, to approximately $330,000. This estimate was consistent with the final settlement terms reached in December 2001.

(6)	EQUITY FINANCING AND INVESTMENT IN MARKETABLE SECURITIES

In January 2001, the Company exchanged 1,500,000 shares of its common stock valued at $843,735 for 400,000 shares of Eagle Wireless International, Inc. common stock. In addition, the Company entered into a licensing agreement with Eagle Wireless whereby Eagle Wireless issued 104,000 of its common shares valued at $322,400 in exchange for a two-year license for certain technology rights. The license agreement is effective the earlier of January 2002 or the commercial deployment of any products incorporating the technology licensed from Burst. Accordingly, at September 30, 2001, the entire $322,400 is included in Deferred Revenues.

During the quarter ended March 31, 2001, the Company sold 93,200 of the Eagle Wireless shares, resulting in a realized loss of $96,817 included in other expense. The remaining shares were reduced to their market value as of March 31, 2001, resulting in additional losses of $466,114, also included in other expense. By July 25, 2001, all Eagle shares had been sold or exchanged for services realizing cumulative losses of $388,966.

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

In January 2001 the Company granted options to purchase 150,000 shares of common stock exercisable at $0.3125 to an independent contractor. In addition, existing options for employees under variable plan accounting and unvested options being earned by contractors were revalued, resulting in a net reduction in stock-based compensation of $276,400 as of September 30, 2001.

As a result of severance agreements with certain senior officials, the lives of their options were extended to one year after termination or the full contractual life instead of expiring within a shorter time. These extensions, which have been approved by management but not yet ratified by the Board, resulted in a stock-based compensation charge of $616,000. The severance-related portion of stock-based compensation is included in Restructuring costs in the accompanying Consolidated Statements of Operations (see also Note 5).

(8)	OTHER RELATED PARTY TRANSACTIONS

In connection with the severance agreements referred to in Notes 5 and 7 and the officer’s employment agreement, a $157,190 loan to the Company’s former President has been fully reserved. The Company has not released the officer from this obligation.

In July 2001, the Company granted 250,000 options to purchase common stock at an exercise price of $0.18 per share for five years fully vested to John Micek III, a member of the Board of Directors.

(9)	NEGOTIATED SETTLEMENTS

During the third quarter of 2001, the Company entered into various settlement agreements with unpaid vendors totaling $876,845. These settlements resulted in reductions to previously recorded general and administrative and sales and marketing expenses of $209,916, fixed assets of $37,264, and prior offering costs of $629,665. Negotiations are ongoing with certain other vendors (see also Note 5).

(10)	SUBSEQUENT EVENTS

Subsequent to September 30, 2001, the Company entered into a licensing agreement with a reseller whereby the reseller will pay a licensing fee for each sale of Burst software or software incoporating Burst’s technology in South Korea.

In December 2001, a significant shareholder returned 2,913,167 shares of common stock to the Company for no consideration in order to take a tax loss.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of the financial condition and results of operations of Burst.com, Inc. should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the Notes thereto for the year ended December 31, 2000 included in the Company’s Form 10-K, as well as the financial statements and notes thereto included in this report. The financial results reported herein are not necessarily indicative of the financial results that may be achieved by the Company in any future period.

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

We believe that period-to-period comparisons of our operating results, including our revenues, cost of sales, gross margins, expenses, and capital expenditures may not necessarily provide meaningful results and should not be relied upon as indications of future performance. We do not believe that our historical results are indicative of future growth or trends.

We have incurred significant losses since inception, and as of September 30, 2001, had an accumulated deficit of $62,220,468. There can be no assurance that we will achieve or sustain profitability and we believe that we will continue to incur net losses in 2001. As of October 1, 2001, our operating expenses have been reduced to less than $75,000 per month.

Overview

We are an independent provider and licensor of client/server network software and intellectual property for the delivery of video and audio information over networks. Our principal executive offices recently relocated to Santa Rosa, California and we have closed all other offices. Our software manages the delivery of video and audio content over various networks, including the Internet and corporate intranets, optimizing network efficiency and quality of service. Our Burstware® suite of software products enables companies to transmit video and audio files at Faster-Than-Real-Time® speed, which is accomplished by utilizing available bandwidth capacity to send more video or audio data to users than the players are demanding. This data is stored on the users’machine for playing on demand, thus isolating the user from noise and other network interference. The result is high quality, full-motion video and CD-quality audio to the end-user. Previously, revenue was derived from fees for software licenses, content hosting and other consulting services. Currently we have scaled back our operations dramatically, and are in the process of reformulating our plans for future operations.

Results of Operations

Revenue recorded for the three and nine month periods ended September 30, 2001 was $23,076 and $80,836, respectively, versus $94,377 and $480,526 during the same periods in 2000. The revenue decline was due to curtailment of sales, support and product marketing activity occurring in November 2000 and March 2001. The cost of revenue recorded for the quarters ended September 30, 2001 and 2000 was insignificant. The cost of revenue of $30,758 recorded during the nine months ended September 30, 2000 consisted primarily of the cost of equipment purchased from a third-party, which was resold to a customer in connection with a software sale. Resale of equipment is not part of our sales strategy, and we do not plan to make such sales to any significant degree in the future.

Research & development expenditures during the three and nine month periods ended September 30, 2001 were $48,516 and $207,418, respectively, as compared to $1,238,797 and $3,457,535 during the same periods in 2000. The decrease resulted from personnel reductions and curtailment of new product development and testing. There was no significant amount of research and development that would qualify for capitalization under SFAS 86.

Sales & marketing expenses during the three and nine month periods ended September 30, 2001 were $(94,522) and $194,686, respectively, as compared to $2,099,272 and $7,183,340 during the same periods in 2000. The decrease was primarily a result of staff reductions and curtailment of sales, support and product marketing activity in November 2000 and during the first quarter of 2001 as part of our restructuring. The income from sales and marketing of $94,522 for the quarter ended September 30, resulted from negotiated settlements with certain vendors.

During the three and nine month periods ended September 30, 2001, general and administrative expenses were $236,254 and $2,027,464, respectively, as compared to $1,369,491 and $4,459,188 during the same periods in 2000. The decrease was primarily due to the slowdown in our operations and termination of employees both in November 2000 and throughout 2001 as part of our restructuring. Also contributing to the decrease was a $270,000 reduction in stock-based compensation resulting from a revaluation of options for employees under variable accounting and certain unvested options being earned by contractors, as well as negotiated settlements with certain vendors.

During the nine months ended September 30, 2001, due to shortage of funds, we entered into a plan to severely curtail and exit substantially all of our development and marketing operations. We closed and abandoned all of our sales offices, moved out of our San Francisco headquarters, and laid off all of our remaining employees. The resulting restructuring charge of $2,053,972 represents accrued severance and leasehold costs on abandoned premises, losses and writedowns on abandoned equipment, and stock-based compensation charges related to extension of options for certain executive management personnel in connection with their severance agreements. The reduction of $910,790 in the quarter ended Septemger 30, 2001, resulted primarily from a reduction in estimated costs, abandoned leases, as we reached a tentative settlement with our former San Francisco landlord.

Other income (expense), net was $(165,401) and $(771,886), respectively, for the three and nine month periods ended September 30, 2001, as compared to $(66,579) and $(89,206) during the same periods in 2000. This decline was primarily due to reduced interest income, as the January 2000 stock offering and debt conversion resulted in a significant influx of cash during that period. Cash balances during 2001 were significantly smaller. In addition, 2001 includes recognized losses of $388,986 on sales of Eagle Wireless International, Inc. common stock.

We had net income of $578,217 for the three month period ended September 30, 2001 resulting primarily from negotiated settlements with vendors and a re-evaluation of accrued restructuring costs. We had a loss of ($5,174,590) for the nine months ended September 30, 2001 as compared to losses of ($4,680,188) and ($14,739,501) during the three and nine month periods in 2000. The decreased losses in 2001 resulted from reduction in workforce and operations discussed above.

Liquidity and Capital Resources

The opinion of our independent certified public accountants on the audited financial statements for the year ended December 31, 2000 contained an explanatory paragraph regarding doubt about our ability to continue as a going concern. We have reduced projected operating expenses to less than $75,000 per month by closing marketing offices and laying off our workforce. This monthly amount incluides a significant portion directed at settling pre-existing accounts paytable at significantly reduced amounts on the dollar.

Although we were successful in the past in our fundraising efforts to meet previous operating requirements, there can be no guarantee that we will be successful in future fundraising efforts. During the nine months ended September 30, 2001, we raised $855,000 in cash by issuing notes payable and $777,164 from the sale of marketable securities. In January 2000, we raised approximately $12,796,000 in cash, net of $1,103,000 in costs, and converted $5,335,000 of debt (including $430,000 in new debt raised in January 2000), by issuing 4,808,375 shares of our common stock. As of September 30, 2001, we had cash reserves of approximately $57,794, which will, when supplemented by proceeds of the sale of our remaining marketable securities and a subsequent issuance of $150,000 in notes payable to a stockholder, meet current operating requirements for approximately one month at our current spending rate, assuming no revenue. We are currently in negotiations to obtain additional outside funding through the sale of shares of our common stock in a private placement directed at both “strategic” and “financial” investors, and have explored the potential sale of substantially all of our assets. Any new funding raised may have a dilutive effect on our existing shareholders. In the event we are unsuccessful in our additional fundraising efforts and projected revenues were significantly lower than expected, we would be required to further reduce significantly cash outflows, and would be unable to restore marketing and sales activities, development, capital, and administrative expenditures resulting in decreased potential revenue and potential profitability.

Changes in Financial Position

As of September 30, 2001, we had a working capital deficit of $4,203,210 as compared to a deficit of $2,080,767 at December 31, 2000. This $2,122,443 decrease reflects a $710,637 decrease in current assets and an increase in current liabilities of $1,411,806. The reason for the decrease was the continued high level of administrative cost as well as lease termination costs and severance accompanying staff reductions and office closings.

Net cash used in operating activities totaled [$1,862,981] during the nine months ended September 30, 2001, as compared to net cash used in operating activities of [$1,862,981] during the nine months ended September 30, 2000. In our efforts to conserve cash we financed many expenditures through the expansion of accounts payable and accrued expense rather than paying currently. In addition, increases in non-cash stock-based compensation and accruals for leasehold abandonment costs and severance costs in 2001 incresased the reported loss while not actually using cash during the period.

Net cash used in investing activities during the nine month period ended September 30, 2001 totaled [$841,340] as compared to using [$1,682,362] during the nine month period ended September 30, 2000. Investing activities in the current period consisted of disposition of property and equipment and marketable securities, while the prior period consisted of purchases of property and equipment.

Cash flow used in financing activities during the nine month period ended September 30, 2001 totaled [$755,000] as compared to [$18,208,524] during the same period in 2000. This decrease was due to the Company’s fundraising efforts resulting in only minimal debt and equity financing proceeds in 2001.

Factors That May Impact Future Results

Since May 2001, we have focused almost exclusively on the licensing of our intellectual property and scheduling algorithms to companies who can benefit from the technical and strategic advantages that our technology provides. We provide a minimum of field support to existing customers, performed by engineers providing their services on an as needed, contract basis. We are also engaged in discussions with companies that have expressed an interest in continuing the development and distribution of our products under license. These discussions are ongoing.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

At September 30, 2001, we had less than $30,000 in cash, and no investments in marketable securities or similar exposure to market risk.

PART II —OTHER INFORMATION

Item 1.	Legal Proceedings

We have no material legal proceedings against us or in process nor are we aware of any other legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect.

Item 2.	Changes in Securities.

During the period from July 1, 2001, through September 30, 2001, the Company has sold the following unregistered securities. Such sales were exempt in reliance on Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D promulgated thereunder.

(a)	In August and September 2001, in connection with promisory note financing, we issued warrants to acquire up to 1,666,666 shares of our common stock at an exercise price of $0.15 per share and warrants to acquire up to 183,333 shares of our common stock at an exercise price of $0.30 per share. All warrants were issued to an existing stockholder.

Item 3.	Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

In October and December 2001, Gordon Rock loaned the Company a total of $115,000 at 9%, due in November 2002. In connection with the loans, he received 383,333 warrants to acquire common stock at $.30 per share. The loans are secured by a lien against the assets of the Company.

In December 2001, stockholder Storey Partners returned 2,913,167 shares of common stock to the Company for no consideration in order to take a tax loss.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits.

10.1**	Security Agreement between the Company and Gordon Rock dated as of April 18, 2001

10.2**	Form of Promissory Note between the Company and Gordon Rock

10.3**	Form of Warrant between the Company and Gordon Rock

**	previously filed

(b)	Reports on Form 8-K.

None.

SIGNATURES In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 2, 2002	BURST.COM, INC. By: /s/ Richard Lang —————————————— Richard Lang, Chairman and Chief Executive Officer

