Form 10-K
period 2001-12-31
BURST COM INC
filed 2002-04-15
CIK 865753

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

         [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the Fiscal Year ended: December 31, 2001

                                       OR

         [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the transition period from ____________ to ____________ .

                         Commission File No. 33-35580-D

                                 BURST.COM, INC.
              (Formerly known as Instant Video Technologies, Inc.)
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

            Delaware                                  84-1141967
-------------------------------          ---------------------------------------
(State or Other Jurisdiction of          (I.R.S. Employer Identification Number)
Incorporation or Organization)

     613 Fourth Street, Suite 201
        Santa Rosa, California                           95404
----------------------------------------               ----------
(Address of Principal Executive Offices)               (Zip Code)

                                 (415) 391-4455
              (Registrant's Telephone Number, Including Area Code)

Securities Registered Under Section 12(b) of the Exchange Act:  None.

Securities  Registered  Under Section  12(g) of the Exchange  Act:

                         Common Stock $.00001 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Registrant's Common Stock held by non-affiliates on March 31, 2002 was approximately $241,500 based on the closing price of the Common Stock as reported on The Nasdaq Over the Counter Bulletin Board for that date.

As of March 31, 2002, there were 19,173,846 shares of the Registrant's Common Stock outstanding.

                                 BURST.COM, INC.

                          2001 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                                     PART I

Item 1.  Business ..........................................................  3

Item 2.  Property .......................................................... 16

Item 3.  Legal Proceedings ................................................. 16

Item 4.  Submission of Matters to a Vote of Security Holders ............... 16

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related
           Stockholder Matters ............................................. 17

Item 6.  Selected Financial Data ........................................... 18

Item 7.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations ............................. 19

Item 7A. Quantitative and Qualitative Disclosures About Market Risk ........ 29

Item 8.  Financial Statements and Supplementary Data ....................... 29

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ........................................ 29

                                    PART III

Item 10. Directors and Executive Officers of the Registrant ................ 30

Item 11. Executive Compensation ............................................ 32

Item 12. Security Ownership of Certain Beneficial Owners and Management .... 33

Item 13. Certain Relationships and Related Transactions .................... 34

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K ... 36

         Signatures ........................................................ 38

Instant Video(R), Burstware(R), Burstaid(R), Faster-Than-Real-Time(R), Burstware Conductor(R), Burstware Player(R), and Burstware Server(R) are registered trademarks of BURST.COM, INC. All other names are trademarks and/or registered trademarks of their respective owners.

               SPECIAL NOTICE REGARDING FORWARD-LOOKING STATEMENTS

     Some of the matters discussed under the captions "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report include forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events, including, among other things:

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

     In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "predicts," "potential," "continue," "expects," "anticipates," "future," "intends," "plans," "believes," "estimates" and similar expressions. These statements are based on our current beliefs, expectations and assumptions and are subject to a number of risks and uncertainties. Actual results, levels of activity, performance, achievements and events may vary significantly from those implied by the forward-looking statements. A description of risks that could cause our results to vary appears under the caption "Risks and Uncertainties" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report. These forward-looking statements are made as of the date of this report, and except as required under applicable securities law, we assume no obligation to update them or to explain the reasons why actual results may differ.

                                     PART I

ITEM 1: BUSINESS.

THE COMPANY

     We are an independent provider of client/server network software and intellectual property for the delivery of video and audio information over networks. Our office is located in Santa Rosa, California. Our software manages the delivery of video and audio content over a variety of networks; optimizing network efficiency and quality of service. Our Burstware(R) suite of software products enables companies to transmit video and audio files at Faster-Than-Real-Time(R)speed, which is accomplished by utilizing available bandwidth capacity in conjunction with data compression to send more video or audio data to users than the players are consuming in real time. This data is stored on the user's machine for playing on demand, thus isolating the user from noise and other network interference. The result is high quality, full-motion video and CD-quality audio to the end-user. Burstware(R) utilizes various components of our international patent portfolio, including the Faster-Than-Real-Time(R) delivery method.

     In January 2000, we changed our name from "Instant Video Technologies, Inc." to "Burst.com, Inc." Our stock trades on the Nasdaq over the counter bulletin board under the symbol "BRST".

     In November 2000, due to insufficient funds and sales to support our organization, we laid off 77 employees out of a total of 95 employees and substantially reduced our sales, marketing and engineering spending. In March 2001, we laid off all but five of the remaining employees, and accepted the resignations of then Chief Executive Officer Douglas Glen, Chief Financial Officer John Lukrich, and Vice President & General Counsel Edward Davis. The Chief Executive Officer position was assumed by our Chairman, Richard A. Lang, and our Controller, Jeffrey Wilson, took over as Chief Financial Officer. In October 2001, the number of full-time employees was reduced to two: Chief Executive Officer Richard A. Lang, and Vice President, Operations Eric Walters. Since that date, engineering, licensing, legal, accounting and other support services are being procured on an "as-needed" basis from a combination of former employees providing contract services, and outside consulting, legal and accounting firms. In light of our reduced operations and limited working capital, we have changed our mode of conducting business by engaging in a business model that focuses on the licensing of existing versions of Burstware(R), with product enhancements provided as needed by outside engineering contractors. We also began discussions with both existing customers and new customers regarding the licensing of both Burstware(R) and our underlying patent portfolio. These discussions resulted in new revenues in the amount of approximately $57,000 during the fourth quarter of 2001. We currently have five customers who are acting as resellers and use our software in their business. Three customers accounted for 53%, 36% and 13%, respectively, of our total revenue in fiscal year 2001.

     In November 2001, the Company entered into a three-year non-exclusive Master Reseller Licensing agreement with Seo Yeong Digital, of South Korea, a company focused on the deployment and marketing of video-on-demand systems for hotels and communities within India. We received $25,000 in the fourth quarter of 2001 as a royalty payment towards the deployment of video-on-demand clients in the Korean marketplace.

     At the end of 2001, we abandoned the operation of our Hosting Network, due to lack of funds required to operate the system (we may reintroduce this service if such funds become available in the future). The Hosting Network previously provided a seven location delivery network that utilized Burstware(R) technology to permit clients to store their audio and video content on our servers for delivery to end users over the Internet. The Hosting Network was established to showcase the Burst technology capabilities. See "Liquidity and Capital Resources" and "Risks and Uncertainties" under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 and Financial Statements and Supplementary Data in Item 8 below.

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

     Distributing audio-visual content over the Internet, or within an intranet, offers certain advantages and capabilities not generally available through traditional media, including consumer targeting and interactive responsiveness. As businesses have begun to recognize the cost, inconvenience and inefficiency of business communication tools such as audio and videoconferencing, online communications between business-to-business, business-to-consumer and business-to-employee have become commonplace

     In order to capitalize on this expansion in Web-based content and in anticipation of the implementation of broadband networks that will provide a conduit for entertainment content to be delivered into consumer households via the Internet, a number of companies developed first generation software solutions intended to deliver such content to the end user. These first generation solutions have commonly been referred to as real-time streaming solutions that allow for the transmission and remote playback of continuous "streams" of media content, including live video and audio broadcasts. These technologies were designed to deliver audio and video content over widely used
28.8 kbps narrow bandwidth modems and, to a limited extent, were capable of utilizing higher speed access provided by digital subscriber lines, cable modems and other broadband emerging technologies. Recently, several companies have released or announced newer version streaming technologies that provide improved viewing and listening quality as well as improved network utilization.

MARKET OPPORTUNITY

     Although current streaming technology represents a significant advancement over earlier technologies, it has historically remained unable to provide the client with reliable, uninterrupted, full-motion, studio-quality video, particularly  video-on-demand,  or VOD,  and  CD-quality  audio.  That is, first generation solutions rely upon a network design in which various client computers are connected to centralized server computers. Typically, one server is intended to service a multitude of clients. During a typical session, a server must deliver data in frequent and regular intervals, or just in time, for the length of any real-time play of content. For example, a 30-minute video requires that constant communication between servers and clients be maintained for 30 minutes of real-time viewing. Moreover, in all cases involving real-time streaming, as the number of end users expands, the number of server connections must also increase at a ratio of 1 to 1. Real-time streaming through such a network cannot scale efficiently and, given the infrastructure requirements, remains costly. This is a particularly important limitation for the distribution of time-based content to home televisions via broadband connections. The inherently poor picture quality and network inefficiencies associated with typical real-time streaming solutions are prohibitive to the successful marketing of video-on-demand services to consumers.

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

     As a result of these limitations, plus the fact that most streaming technology involves proprietary encoding schemes and limited platform acceptance, widespread dissemination of high-quality streaming content has yet to occur within either the business-to-business or business-to-consumer market. Escalating demand within these markets as well as the need for quality enhancement of content delivery have created a need for a software solution capable of eliminating network disruptions and utilizing client bandwidth efficiently. During the later part of 2001, companies that had invested heavily in the development of real-time streaming delivery platforms began to acknowledge the inherent problems in the existing technology. For example, Microsoft recently announced its offering of "3rd Generation" streaming approaches that promise improved viewing and listening quality as well as improved network utilization. Real Networks has announced "Turbo Play," an improved Real Networks product promising better streaming media quality. See "Competition" below.

     We believe that our intellectual property will be attractive to any company that wishes to deliver digital media over electronic networks at a quality level high enough to justify charging end users, content providers or advertisers. As a result, our business model involves developing strategies that will enable us to successfully enforce our intellectual property and receive what we believe will be substantial licensing revenues as a result, although there can be no assurance that this will be the case.

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

     With a need-based delivery model and the ability to service the same number of clients using fewer network resources, Burstware(R) technology also offers quantifiable savings over a wide variety of end user environments. Simulations have shown that Burstware's(R) intelligent network management system can provide significant improvement in network efficiency, or throughput, when compared to real-time streaming. The Approach report also concluded that the return on investment for a content provider using Burstware(R) was 16% to 43% more favorable than the return on investment for a similar configuration using Windows Media System, beginning with version 6.4.

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

     Developed with the flexibility of open standards, the Burstware(R) network management elements are focused exclusively on content delivery without regard to proprietary CODEC or rendering technologies, leaving application developers free to use whichever CODEC is required of their application. Burstware(R) architecture currently supports numerous encoding schemes, including MPEG1, MPEG2, MP3, ASF, AVI and QuickTime, with the ability to adapt quickly to new technologies as they are brought to market. Moreover, the Burstware(R) solution is platform and player neutral. Burstware(R) Server operates on Microsoft Windows NT, and Windows 2000 Solaris and Linux platforms as well as a Burst-Enabled(TM) Windows Media Player, and QuickTime for Windows.

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

BUSINESS OF THE COMPANY

Overview

     We are a provider and licensor of Burstware(R) software and intellectual property for use within commercial, multimedia, and interactive networks, including the Internet. We also intend to continue the expansion of the number of patents contained within our patent portfolio and develop additional enhancements to Burstware(R) that may be requested by customers and as funds permit

     The potential applications and uses of our technology are not limited to PC media delivery applications. We have begun developing and implementing other strategies to expand Burst's technology to other potential applications including video-on-demand servers and multimedia hardware, such as smart-TVs, network appliances and set-top boxes, multiplying the potential markets for Burstware(R)-based products. Additionally, we have implemented a strategy that focuses on the licensing of our Burstware(R) software and underlying intellectual property to companies that manufacture and deploy complete video and audio-on-demand systems. We have revised our pricing model to enable these potential customers to procure Burst technology on a "per-client" basis, thus simplifying the revenue accounting process and providing customers with a way to incorporate the costs of Burst technology as a one-time "fixed cost" that can be amortized over the life of the client device.

Burst Technology

     Burstware(R) is a client-server software product that manages and optimizes the delivery of high quality video and audio (time-based media) across broadband networks. The heart of Burstware's(R) capabilities is embodied in its patented "Faster-Than-Real-Time(R)" transfers of data that enable interference-free time-based media delivery and playback. The first "proof of concept" commercial product was released in February 1999.

     The Burstware(R) video delivery system consists of one or more servers, Burstware(R) Conductors and client-side players interconnected by one or more networks. Burstware(R) supports a broad array of encoding standards, although it is neutral to specific compression technologies. This multi-tiered, client-server system provides enterprise-class fail-over protection combined with full scalability, and can operate over a combination of private LANs and public broadband networks.

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

Strategy

     Burst.com's goal is to be the leading provider of "faster-than-real-time" or "Burst" digital media delivery technology to the broadband-centered media-on-demand industry. We view "faster-than-real time" technology as essential to the successful deployment of commercially viable media-on-demand systems, which we believe will require the quality of service and network efficiencies that such technology provides. We will pursue this goal by continuing the development of our patent portfolio as available funds permit and by upgrading and licensing our proprietary software, Burstware(R), to companies that require our technology solution in order to achieve commercially viable market solutions. We plan to enforce our patent rights and to build our patent licensing revenue to the extent we are successful in the enforcement of our patent rights. We also plan to continue the licensing of our Burstware(R) media delivery solution to value added resellers, set-top box manufacturers and developers of media-on-demand systems, among others.

Develop Proprietary Technology

     Since  our  inception,  we have  been a  leader  in  developing  innovative solutions to media delivery problems. Our Burstware(R) architecture provides better bandwidth economies, higher reliability and a superior consumer experience when compared to real time streaming technologies. We will continue to enhance the technology underlying Burstware(R) in response to customer requests and as funds permit. We will accomplish this through a combination of
(a) the utilization of outside engineering contract resources on an "as-needed" basis; (b) the publication of our client-side source code to aid developers in the creation of applications built on the Burstware platform; (c) the possible licensing of our source code to very large customers capable of implementing and supporting Burstware(R) on a large scale and in turn providing us with revenues commensurate with the access to our source code. Enhancements may include the development of Burstware(R) extensions supporting live events. This functionality, which has already been developed in a prototype form, would permit delivery of live events to the Windows Media Player and other industry-standard players with the added benefit of "time-shifted" viewing, seamless ad-insertion, and will also provide "pausing" and "rewinding" functionality to end users.

Extend our Patent Portfolio

     We regard our patent portfolio as critical to our ability to realize maximum value for our technology. Since the company was first incorporated, we have had 33 U.S. and international patents issued, and we currently have another nine patent applications at different stages of prosecution within the U.S. and international patent offices.

     Our patents address our Faster-Than-Real-Time(R) media delivery mechanism, various implementations of this mechanism, network resource optimization as an extension of our basic intellectual property, and elements of advanced client-side functionality. Our patents have been issued in the United States, Australia, Europe, Korea, India, Japan and Canada.

License our Technology To Industry Leaders

     For the past several years, we have pursued a strategy of selling media delivery software and hosting services. This strategy, combined with the greatly reduced cash resources available as a result of the 2001 downturn in the capital markets, has not produced the level of revenues necessary to sustain our effort to compete head-to-head with powerful leaders such as Microsoft and
RealNetworks. Our revised strategy is to offer to license our technology software and patents to one or more leading end-to-end media-on-demand solution providers, and/or set-top box manufacturers. We believe that companies who license our technology and patents will obtain a sustainable competitive advantage in terms of bandwidth efficiency, reliability and user experience. We believe that we will be able to maximize the value of our technology and intellectual property assets through such licensing arrangements, although there can be no assurance that this will be the case.

     Target licensees include (i) marketers of server/client software, (ii) infrastructure providers, such as telecommunications and cable companies and
(iii) manufacturers and marketers of enabling hardware for broadband media-on-demand services to business and consumers, including "smart-TVs", Personal Video Recorders (PVRs) and set-top box manufacturers. We are currently in discussions with several companies whose business activities are focused in these areas.

Engineering and Product Development

     We believe that our future success will depend in part on our ability to enhance Burstware(R) and maintain our technological leadership. Our willingness to make source code available to developers, combined with a focus on the licensing to companies with substantial technological support infrastructures provides us with a mechanism to see our core Burstware product(s) further enhanced by other companies and developers who enter into licensing agreements with us to enable them to undertake such development. Our internal product development is being undertaken with outsourced engineering resources, primarily engineers who formerly were our employees or consultants and are familiar with the technology. These engineers are enhancing the core Burstware product with features that are being requested by existing or prospective customers who are willing to pay for these improvements in our core product(s). We plan to provide testing and quality assurance through outside resources as well, as required and financed by our current and prospective customers.

     During fiscal years 2000 and 1999, we made substantial investments in product development and related hosting activities ($4,300,328 in 2000 and $4,076,700 in 1999). Research and development expenses decreased to $188,223 during fiscal year 2001. The current version of Burstware(R) has been developed primarily by our former internal engineering staff and, in some instances, with the assistance of external consultants. In March 1998, we released a Beta version of Burstware(R), followed by subsequent modifications during the year. We released our first commercial (GA) Burstware(R) product suite in February 1999. This release is a client-server software product that manages and optimizes the delivery of high quality video and audio across broadband networks. The servers become intelligent network managers, efficiently allocating bandwidth and scheduling burst delivery of multimedia content among multiple users. Microsoft Corporation's Windows NT/95/98 operating systems are supported on client machines, with Windows NT, Windows 2000, and Sun Microsystems' Solaris operating systems supported on servers in client-server networks. Our software runs on current versions of these platforms. In August 1999, we released support for the Linux platform in our Version 1.1.3. Also in August 1999, we acquired Timeshift-TV, Inc. in a stock-only transaction from Richard A. Lang, our Chairman and Chief Executive Officer and two other individuals who subsequently became employees of ours. Timeshift-TV holds assets, including intellectual property, in the area of time-shifted real-time broadcasting, which we have integrated into our advanced video and audio delivery solution. We also plan to license the Timeshift-TV intellectual property to other parties for various applications. Our success in this area will be a function of the successful prosecution of existing patent applications and the enforcement of any patents that may issue thereafter. We recorded $1,330,000 in expense for in-process research and development costs purchased in connection with this acquisition. In November 1999, we released the capability to Burst-Enable(TM) the Windows Media Player in Version 1.2. In November 2000, due to insufficient funding and sales to support our organization, we laid off all but two engineers and cut back drastically in our product development spending. We laid off our remaining engineers in March 2001. We currently rely upon outside engineering resources, primarily former engineering employees, to provide technical support services on an "as-needed" consulting basis. These individuals have been utilized in 2001 for product enhancements and user required modifications that were provided to both Seo Yeong Digital and Cequent, two of our customers.

Product Offerings

Our suite of Burstware(R) software is summarized below:

          Burstware Component                          Features
------------------------------------        ------------------------------------

Conductor:                                  o Central management service

The     Conductor     manages    the        o Monitors all servers
distribution of player requests over
multiple     servers,      providing        o Centralized  point of control  for
scalability,   load   balancing  and          video and audio on network
reliable fail over
                                            o Scalable deployment of servers

                  Features                  o Add and remove servers as needed

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

                                            o Load balancing

                                            o Replicated conductors

                                            o Audit trail logging

Server:                                     o Patented buffer management system

The server  "bursts"  media files to        o Provides    significant    network
player  memory  or disk  buffers  in          efficiencies  and enhanced  viewer
Faster-Than-Real-Time(R),   tracking          experience
buffer    levels   and    allocating
bandwidth accordingly.                      o Faster-Than-Real-Time(R)delivery

                                            o Provides  isolation  from  network
                                              problems

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

                                            o CODEC-neutral

                                            o Replicated    server    for   load
                                              balancing and reliable fail over

                                            o Extensive    logging   of   client
                                              session statistics

Player:                                     Burst-Enabled(TM) Windows Media
                                            Player

Plays  data out of the local  buffer        o Burstware    Server(R)    delivers
to the end user,  shielding  the end          content to Windows Media Player
user from network disruptions.
                                            o Provides   both   disk-based   and
                                              RAM-based caching

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

                                            o CODECS supported include:  MPEG-1,
                                              MPEG-2,  MP3, Windows Media Audio,
                                              and Apple Quicktime ASF

                                            Burstware(R)Java Based (JMF) Player

                                            o Player scripting

                                            o Works  in  a   browser   or  in  a
                                              standalone application

                                            o VCR-like     functionality     and
                                              controls

                                            o Supports  many  industry  standard
                                              CODECs

                                            Burst-Enabled  QuickTime for Windows
                                            Player

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

     Burstware's(R) design takes advantage of emerging trends in technology such as available client-side storage and network bandwidth to provide a forward-thinking, flexible and highly effective approach to multimedia delivery and management. The engineering team that created our Burstware product(s) and the current engineering consulting team has extensive experience in network protocols, distributed multi-tiered architectures, digital video, real-time control systems, and optimization algorithms. As a result, we believe Burstware(R) is well equipped to address the escalating demand for multimedia applications.

Architected for Industry Trends

     By taking the caching model all the way to the client, Burstware(R) is the first adopter in a new paradigm for multimedia delivery, and is positioned to take advantage of the trends toward broadband networks and inexpensive client storage. Designed to optimize expensive resources such as bandwidth and server-side hardware by utilizing freely available client-side storage resources, Burstware(R) provides an advanced network management and optimization platform for audio and video content delivery.

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

     The ability to interoperate with other applications is accomplished at several different levels. A wide variety of industry-standard players, as well as other applications, can be Burst-enabled using our Player Software
Development Kit. Burst-enabled players retain all of their existing functionality, thus facilitating integration of an existing Windows Media Player web application, for example, to the Burstware(R) delivery system (This discussion not required here)Integration with third-party automated billing and report generation tools is accomplished with the Burstware(R) Log Toolkit, which provides both an XML-based and an ODBC-based data transfer capability. We also believe that external cache management systems such as those offered by Akamai and Inktomi can integrate with Burstware(R) through our directory-based media management system.

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

     In addition to Burst, there are two significant media delivery companies, Microsoft and Real Networks, that compete in similar market segments. The Burstware(R) product is priced similarly to products offered by our major competitors, but competition is based primarily on features and functionality. Our competitors have traditionally used real-time streaming technology as opposed to our Faster-Than-Real-Time(R) solution. Real Networks and Microsoft have concentrated on the consumer markets. Real Networks, Microsoft and to a lesser degree Apple are moving into the business-to-business markets with large clients such as 3Com and Northrup Grumman. There has been for the most part limited competition in the broadband arena. Because of our patent portfolio, we are able to offer unique competitive advantages in network efficiency management, scalability and reliability features and functionality. While Burstware can deliver multimedia content in a real-time mode, our architecture is ideally suited to capitalize on the growth in broadband networks and inexpensive storage by implementing our "faster-then-real-time" or "burst" mode of digital media delivery.

     Real Networks

     RealSystem G2 is a fully integrated encoder, server, splitter/cache and player system. Real Networks is dominant in the Internet market and the low bandwidth applications, which have primarily centered around news and entertainment markets. With its dominance in the consumer market and brand awareness, Real Networks is gaining ground in the business sector with clients like 3Com, Boeing and General Electric. We believe that Real Networks' use of real-time streaming technology, its lack of network management and its
CODEC-dependence will give us a competitive advantage in the business-to-business market. To effectively deploy Real Networks for a broadband application, the software must be bundled with Digital BitCasting, and Inktomi (or similar edge-caching product). Real Networks has announced "Turbo Play," an improved Real Networks product promising better streaming media quality.

     Windows Media

     Windows Media Technologies provides an end-to-end solution for streaming multimedia, from content authoring to delivery to playback. Microsoft is building brand strength by bundling Windows Media with other Microsoft Products. Windows Media Technologies has historically targeted the streaming audio segment by being the only streaming media platform to feature FM-stereo quality over a modem and improved piracy protection.. Windows Media has traditionally claimed that it relies on real-time streaming technology to deliver video and audio. Consumers with the Windows Media Player (a component of Windows Media Technologies) can use the Burst-Enabled(TM) Windows Media Player to increase the content quality, reliability and efficiency of their network. Microsoft recently announced its offering of a new generation streaming technology that promises improved viewing and listening quality as well as improved network utilization.

     Others

     There are other companies who offer streaming media solutions for the Internet and corporate intranets. Many claim to have streaming media solutions for corporate training, distance education, health care, and entertainment. Some companies offer media servers with the ability to stream content to up to 500 desktops at one time. Others offer content management and media players. Burstware(R)'s potential competitors offer no or limited network management, and viewing and listing quality is uniformly poor. This is a rapidly evolving market. Most competitors, current and potential, will have access to more resources than are available to us at this time.

Sales and Marketing

     While we pursue Burstware(R) software and patent licensing arrangements, we will continue to support our value added resellers and software customers Seo Yeong Digital, Cequent and TVN Entertainment on an as-needed basis, using outside engineering consultants as well as pursue new customers. Our target market is comprised of large companies involved in the enablement or direct sales and/or manufacture of digital media-on-demand solutions. In addition, potential customers include businesses or other end-users that desire to send, receive or effectively manage high-quality video and audio content over their own networks or to outside customers through the Internet. Applications include corporate communications, education, advertising, entertainment and broadcasting. .

     We currently market to our customers through direct sales, but intend to retain outside sales representatives and additional value added resellers. The internal sales organization consists of one outside individual providing services on a commission basis, our CEO and our VP of Operations, as required.

     We do not believe that there is any significant seasonality that would affect sales of our products or services. As of December 31, 2001, there was no backlog of unfilled orders for our products.

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

     Our core patents describe systems that are able to send and receive a high-quality video or audio segments or programs, store received information locally, manipulate that information with editing, processing, compression and decompression tools, display the signal for viewing and optionally re-send the manipulated information on to other such machine systems in faster-than-real-time. Our current patents will expire on various dates in 2007 through 2016.

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

     We view our portfolio as a critical component in gaining relationships with strategic partners. Potential licensees include companies such as server and client manufacturers, bandwidth providers, content aggregators, copyright owners, and other hardware manufacturers.

     Our plan is to establish the value of our patent portfolio through successful enforcement of our patent portfolio, and subsequently to seek licensing revenues from any companies who seek to utilize our patented technology in their products or services. We have assembled a matrix of potential licensing candidates whose goods and/or services we believe will require them to license our technology in order to avoid being in violation of our patents.

     We have registered the trademarks "INSTANT VIDEO(R)", BURSTWARE(R), BURSTAID(R), FASTER-THAN-REAL-TIME(R), BURSTWARE CONDUCTOR(R), BURSTWARE PLAYER(R) and BURSTWARE SERVER(R)," in the United States, as well as in certain countries in Europe and Asia.

Employees

     We laid off 77 employees in November 2000 and 11 employees on April 1, 2000 due to insufficient funding and revenues to support our organization. Several former employees have agreed to avail themselves on a contract basis, should the need and funding arise. As of March 31, 2002, we had two full-time employees, our Chief Executive Officer Richard A. Lang and our Vice President of Operations, Eric Walters. We have never experienced a work stoppage and no personnel are represented under collective bargaining agreements. We are utilizing contract services on an as-needed basis to provide support services such as accounting, legal, technical and administrative.

ITEM 2. PROPERTY.

     We presently occupy approximately 450 square feet of office space at 613 Fourth Street, Suite 201, Santa Rosa, California, under a lease that expires at the end of March 2002, with the option to extend to an additional one year term. The lease provides for rent of $900 per month. We believe that our current facility is suitable and sufficient to accommodate our operating needs for the foreseeable future. To the extent that we are successful in restoring and expanding our current level of operations, we may need additional space, which we believe is readily available in proximity to our current office at comparable lease rates.

ITEM 3. LEGAL PROCEEDINGS.

     On January 17, 2001, the Company filed for arbitration in an action against Whit SoundView f/k/a E*Offering. The action was filed with the American Arbitration Association in San Francisco. The dispute involves the rescission of an exclusive investment banking agreement and return of fees. This action was settled in October 2001 under an agreement to abandon the dispute with no cash payments or obligations by either party to the other, and full mutual releases of liability.

     We are not aware of any material legal proceedings pending or threatened against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

     Our common stock is traded on the Nasdaq OTCBB (Over The Counter Bulletin Board under the symbol (prior to January, 2001, our common stock had been traded on the Nasdaq SmallCap Market). The following table sets forth the closing high and low bid prices of the Common Stock for the periods indicated. These prices are believed to be representative inter-dealer quotations, without retail markup, markdown or commissions, and may not represent prices at which actual transactions occurred.

                                                        Bid
                    2001                        ----------------
                -----------
                1st Quarter                     $1.190    $0.188
                2nd Quarter                     $0.500    $0.130
                3rd Quarter                     $0.190    $0.035
                4th Quarter                     $0.080    $0.035

                    2000
                -----------
                1st Quarter                     $ 18.375  $  7.75
                2nd Quarter                     $  9.6875 $  4.75
                3rd Quarter                     $  8.625  $  4.625
                4th Quarter                     $  5.75   $  0.25

The number of holders of record of the Company's $.00001 par value Common Stock at December 31, 2001, was approximately 288. The closing bid price of our stock was $0.04 and $0.03 at December 31, 2001 and March 31, 2002, respectively.

DIVIDENDS

     No dividends have been paid with respect to our stock. At December 31, 2001, we had an accumulated deficit of approximately $60.6 million and, until this deficit is eliminated, we do not intend to pay any dividends. Although holders of common stock are entitled to receive dividends, if and when, declared by our Board of Directors, it is anticipated that any and all future earnings for the foreseeable future will be retained, consistent with the Board of Director's historical policy, to fund operations and any necessary capital improvements.

RECENT SALES OF UNREGISTERED SECURITIES

     On January 30, 2001, we sold 1,500,000 shares of our common stock to Eagle Wireless International, Inc. in exchange for 400,000 shares common stock of ClearWorks.net, Inc. (a wholly owned subsidiary of Eagle Wireless International, Inc.).

     In November and December 2000 and during 2001, we issued to certain investors, including Gordon Rock, one of our principal stockholders, secured promissory notes in the aggregate principal amount of $1,300,000 and warrants to purchase an aggregate of 5,933,333 shares of our common stock at exercise prices ranging from $0.15 to $0.30 per share. Such promissory notes are secured by security interests in all of our assets.

     In March 2001, we issued to an individual investor a 10% promissory note in the principal amount of $100,000, collateralized by 100,000 shares of Eagle Wireless International, Inc. common stock. In connection with this note issuance, in March 2001, we reduced the exercise price, from $5.00 to $0.875 per share, of warrants held by the investor to purchase 98,870 shares of common stock and issued to the investor new warrants to purchase 50,000 shares of common stock at $0.875. The loan was repaid in full in May 2001.

     During 2001, we issued 9% convertible notes payable to Draysec Finance Limited, one of our principal shareholders, in the aggregate principal amount of $100,000, with interest and principal due in February and March 2002. The notes are convertible into a new series of preferred stock at a per share conversion price of $5.00 at the option of the noteholder. In November 2001, Draysec agreed to extend the due date of the loan to November 21, 2002. In consideration for this extension, we reduced the exercise price of warrants to purchase shares of our common stock held by Draysec from $5.00 to $0.30 per share.

     In July 2001, we granted to Silicon Prairie Partners, LP an option to purchase 250,000 shares of our common stock at an exercise price of $.18 per share. Silicon Prairie Partners, LLP is an affiliate of John J. Micek III, one of our directors. In February 2002, this option was exercised with respect to 138,888 shares at an aggregate option exercise price of $25,000.

     In December 2001, we issued warrants to purchase an aggregate of 80,000 shares of our common stock at an exercise price of $0.30 per share and two three-year promissory notes in the aggregate amount of $20,000 to two law firms in consideration for the cancellation of outstanding legal fees in the aggregate amount of $81,960.

     In December 2001, we issued an option to purchase 50,000 shares of our common stock at an exercise price of $0.30 per share and a three-year promissory note in the amount of $32,000 to a consultant in consideration for the cancellation of outstanding consulting fees in the amount of $32,000.

     In January 2001, we granted options to purchase 150,000 shares of common stock exercisable at $0.2812 per share to an independent contractor and in April 2001 we granted options to purchase 100,000 shares of common stock exercisable at $0.1875 per share to an employee.

     Warrants to purchase an aggregate of 4,843,371 shares of our common stock at an initial exercise price of $5.00 per share issued in January 2000 and a warrant to purchase 857,633 shares of our common stock at an initial exercise price of $5.83 per share issued in August 2000 contain anti-dilution provisions that adjust the exercise prices and the number of shares exercisable thereunder if shares of our common stock are issued or deemed issued at prices below these warrant exercise prices. The issuance of the warrants described above as well as the issuance of additional warrants to purchase an aggregate of 433,333 shares of our common stock in 2002 at a warrant exercise price of $0.30 per share resulted in a decrease in the exercise price of the January 2000 warrants to $4.30 per share and an increase of 831,262 warrant shares. These issuances also resulted in a decrease in the exercise price of the August 2000 warrant to $5.01 per share and an increase of 148,340 warrant shares.

     The  sales  of  the  above   securities  were  deemed  to  be  exempt  from
registration under the Securities Act of 1933, as amended (the "Act") in reliance on Section 4(2) of the Act, Regulation D and /or Rule 701 promulgated under the Act. In each such transaction, the recipients of securities represented that they were accredited investors and intended to acquire securities for investment only and not with a view to or for sale in connection with any distribution thereof. Appropriate legends were affixed to the securities issued in such transactions.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with our financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this report. The statement of operations data for the fiscal years ended
December 31, 1998 and December 31, 1997 and the balance sheet data as of December 31, 1998 and 1997 are derived from financial statements audited by KPMG LLP, independent certified public accountants but that are not included in this report. The statements of operations data for the fiscal years ended December 31, 2000 and 1999 and the balance sheet data as of December 31, 2000 and 1999 are derived from financial statements audited by BDO Seidman, LLP, independent certified public accountants, and, except for the balance sheet data for fiscal year ended December 31, 1999, are included elsewhere in this report. The statement of operations data for the fiscal year ended December 31, 2001 and the balance sheet data as of December 31, 2001 are derived from financial statements audited by Berenfeld, Spritzer, Schecter and Sheer, independent certified public accountants, and are included elsewhere in this report. Historical results are not necessarily indicative of the results to be expected in the future.

                                                                        Fiscal Year Ended December 31,
                                               ------------------------------------------------------------------------------------
                                                   2001             2000               1999              1998              1997
                                               -------------     ------------      ------------      ------------      ------------
Statement of Operations Data:

Revenue                                        $    138,019      $    499,376      $         --      $     15,000      $    247,879
                                               =============     ============      ============      ============      ============

 Loss from operations                          $  (3,706,639)    $(19,556,700)     $(11,509,619)     $ (4,663,867)     $ (1,928,637)
                                               =============     ============      ============      ============      ============
 Extraordinary gain, net of taxes              $    399,279      $         --      $         --      $
                                               =============
 Net loss                                      $ (3,577,322)     $(19,609,984)     $(12,977,729)     $ (6,916,420)     $ (2,062,373)
                                               =============     ============      ============      ============      ============
Beneficial conversion feature of
Series B Preferred Stock                       $         --      $         --      $         --      $ (8,762,425)     $         --
                                               -------------     ------------      ------------      ------------      ------------

Net loss applicable to Common
Stockholders                                   $ (3,577,322)     $(19,609,984)     $(12,977,729)     $(15,678,845)     $ (2,062,373)
                                               =============     ============      ============      ============      ============

Basic and diluted net loss per
common share:                                  $       (.17)     $       (.98)     $      (1.42)     $      (2.35)     $      (0.39)
                                               =============     ============      ============      ============      ============
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                   December 31,
                                                -----------------------------------------------------------------------------------
                                                   2001              2000              1999              1998              1997
                                                -----------       -----------       -----------       -----------       -----------
Balance Sheet Data:

Cash and cash equivalents                       $     6,112       $   296,584       $   302,979       $ 2,212,141       $    20,551
Total assets                                    $   141,554       $ 1,662,133       $ 1,091,826       $ 3,249,622       $   155,191
Long-term obligations                           $   274,970       $        --       $        --       $        --       $    16,833
Stockholders' equity  (deficit)
                                                $(2,799,130)      $(1,192,730)      $(5,464,646)      $ 2,793,358       $  (983,267)
-----------------------------------------------------------------------------------------------------------------------------------

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

GENERAL

     We are an independent provider of client/server network software and intellectual property for the delivery of video and audio information over networks. Our principal executive offices are located in Santa Rosa, California. Our software manages the delivery of video and audio content over various networks, including the Internet and corporate intranets, optimizing network efficiency and quality of service. Our Burstware(R) suite of software products enables companies to transmit video and audio files at Faster-Than-Real-Time(R) speed, which is accomplished by utilizing data compression and/or available bandwidth capacity to send more video or audio data to users than the players are demanding. This data is stored on the users' machines for playing on demand, thus isolating the user from noise and other network interference. The result is high quality, full-motion video and CD-quality audio to the end-user. Our revenue is derived from fees for software licenses.

     We have incurred significant losses since our inception, and as of December 31, 2001, we had an accumulated deficit of $60,623,200 and cash on hand of $6,112. Our operating expenses as of December 31, 2001 were approximately $75,000 per month. As of March 31, 2002, we had approximately $30,000 cash on hand. As previously disclosed, we had been pursuing a business plan that envisioned raising significant additional capital to continue developing and marketing our products. However, sales of our newly released products have been slower than expected and we have not been successful in raising the additional capital necessary to implement our original business plan. We believe that in view of the limited market demand for our products and the change in market conditions that emerging new technology companies have faced since April of 2000, it no longer appears realistic for us to pursue such a comprehensive, capital intensive plan. Consequently, we have reduced projected operating expenses to approximately $75,000 per month, primarily by closing all of our marketing offices and reducing our workforce from 95 to two (our Chief Executive Officer and Vice President, Operations). Our goal is to seek additional financing from accredited investors to maintain limited operations and to fund our pursuit of software and patent portfolio licensing opportunities. We are also pursuing strategic relationships with companies that can benefit from our technology. There can be no assurance that we will be successful in our efforts to raise capital or, if successful, that we will succeed in efforts at licensing and strategic partnering, in which case we would be required to terminate our operations. See also "Liquidity and Capital Resources" below.

RESULTS OF OPERATIONS

Revenue

     During the year ended December 31, 2001, we earned revenue in the amount of $138,019 compared to $499,376 for fiscal year 2000. These revenues came primarily from two new customers, Cequent, an American video on demand services company, and Seo Yeong Digital, of Korea. We also collected patent licensing revenues from TVN Networks, which were due to us from a licensing contract signed in 1999. During 2001, one customer, Cequent, accounted for approximately 53% of revenues. Two other customers, Seo Yeong Digital and LoFi Media, accounted for 26% and 13%, respectively of our revenues during fiscal year 2001. During 2000, our customer Interzest accounted for 60% of our revenues. No other single customer accounted for more than 10% of revenues.

     We had revenue of $499,376 for the year ended December 31, 2000, compared to no revenue for the same period in 1999, primarily from licensing of our Burstware media delivery software and operation of our media hosting service, which has since been closed. We released our first product, Burstware(R) Version 1.1, to the public in February 1999, and in November 1999 we released Burstware(R) Version 1.2, which contained the Burst-Enabled(TM) Windows Media Player. In 1999 we recruited key sales, marketing, and development contributors and signed six reseller agreements. Customer evaluations were undertaken during the second half of 1999 and initial sales commenced in February 2000. During 2000, we also introduced our content hosting service, which enabled customers to store their audio and video content on our Burstware(R) servers for delivery to their end-users. We discontinued this service in 2001.

Cost of Revenue

     We had no cost of revenue for the year ended December 31, 2001. The product cost of revenue recorded for 2000, in the amount of $30,764, consisted primarily of the cost of equipment purchased from a third-party, which was resold to a customer in connection with a software sale. Resale of equipment is not part of our sales strategy, and we do not plan to make such sales to any significant degree in the future. We had no cost of revenue for the year ended December 31, 1999.

Operating Expenses

     Operating expenses were $3,459,699 for the year ending December 31, 2001, excluding equipment losses and write-downs discussed below, as compared to $18,712,381 during fiscal year 2000. This resulted in total operating expenses decreasing by $15,252,682 for the year ending December 31, 2001, as compared to fiscal year 2000. Operating expenses consist of research and development expenses, sales and marketing expenses, losses on abandonment, disposition, and write-downs of equipment and general and administrative expenses.

Sales and Marketing

     For the year ending December 31, 2001, sales and marketing expenses were $120,710, as compared to $8,175,525 during fiscal year 2000. Sales and marketing expenses were substantially lower during 2001, due to our greatly reduced operating scope and lack of operating capital. As of April 2, 2001, all remaining sales and marketing staff were laid off, and all remote sales offices had been closed.

     During the year ended December 31, 2000, the $3,990,008, or 95%, increase in sales and marketing over the year ended December 31, 1999, was primarily a result of increased advertising and other marketing related expenses, compensation and employee related expenses, sales commissions and travel costs.

Research and Development

     For the year ending December 31, 2001, research and development expenses were $188,223 as compared to $4,300,328 during fiscal year 2000. Research and development expenses consisted primarily of contract labor expenses incurred for enhancements to and maintenance of our Burstware(R) technology and other operating costs. The decrease for the year ending December 31, 2001 is primarily attributable to elimination of the in-house engineering staff that had previously developed and enhanced our software technologies. As of April 2, 2001, none of the research and development staff remained as full-time employees, and we substantially reduced our product development spending.

     During the year ended December 31, 2000, the $223,596, or 5 %, increase in research and development expenditures over the year ended December 31, 1999, was primarily attributable to increases in the number of engineers that developed and enhanced our software technologies.

Impairment of Long Lived Assets

     We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. For the year ended December 31, 2001, losses on abandonment, disposition, and write-downs of equipment were $384,959 as compared to $1,312,931 during fiscal year 2000 (there were no such losses in fiscal year 1999). The losses for 2000 resulted primarily from impairment in our leasehold improvements, computers and equipment assets located at our then principal office as a result of our layoff of 77 of our 95 employees at the time. The reasons for the 2001 impairment review were related to the layoff of 16 of 20 full time employees (80% of our total staff) in March 2001. The writedown itself included both the net book value of abandoned equipment and leasehold improvements and a reduction to estimated fair value of certain remaining equipment and computers.

General and Administrative

     For the year ending December 31, 2001, general and administrative expenses were $3,150,766 as compared to $6,236,528 during fiscal year 2000. General and administrative expenses consist primarily of compensation and fees for professional services, and the decrease in absolute dollars is attributable to the substantial reduction in our operations as a result of insufficient funds. We believe that general and administrative expenses will continue at reduced levels for the foreseeable future.

     During the year ended December 31, 2000, we incurred a $2,989,158, or 92%, increase in general and administrative expense over the year ended December 31, 1999, which resulted from additional personnel, equipment and facilities costs to support increased operations.

     We had net loss from operations of $3,706,639 for the year ending December 31, 2001, as compared to $19,556,700 during fiscal year 2000. This was an 81% decrease for the year ending December 31, 2001, over the same period in 2000. The decreased overall year-to-date loss resulted from the reduced expenditures discussed above.

     Total other expense net was $514,681 for the year ending December 31, 2001, as compared to $53,284 for the 2000 fiscal year. The increase in net other expenses was substantially due to a $324,430 loss from the sate of Eagle Wireless International, Inc. common stock and a $373,752 increase in interest expense resulting from additional debt financing during 2001, offset by a $269,733 gain of sale of assets. Total other expense net was $1,468,110 for the 1999 fiscal year. The decrease in net other expenses from 1999 to 2000 was due to a $1,414,826 decrease in interest. The decrease in interest expense was primarily due to reduction of debt and associated interest expense through conversion to common stock in our January 2000 private placement and an increase in interest income earned on the proceeds of equity financings. These decreases in net other expenses were offset by non-cash expense recorded in connection with additional shares of common stock issued without cash consideration to investors in our January 2000 financing. .

Extraordinary Gain

     During  2001,  we entered  into  settlement  agreements  with  vendors  and
creditors   pursuant   to  which  we   recognized   approximately   $643,000  of
extraordinary gain.

LIQUIDITY AND CAPITAL RESOURCES

     Our immediate goal is to seek financing to maintain limited operations and continue to license our Burstware(R) product and explore the enforceability and monetization of our patent portfolio. We believe that we need at least $700,000 in additional financing to continue our operations through December 2002.
However, any projection of future cash needs and cash flows is subject to substantial uncertainty.

     Operating expenses to date have been funded primarily through debt and equity financing. Our operating expenses as of December 31, 2001 were approximately $75,000 per month. As of March 16, 2002, we had approximately $20,000 cash on hand. We have reduced projected operating expenses to approximately $75,000 per month by reducing our workforce to two full-time employees and utilizing outside independent contractors on an "as-needed" basis for all our support services, including engineering, administrative, licensing, legal and accounting.

     In 2001, our operating expenses were met by a combination of loan financing and very modest revenues from the sales of our Burstware(R) product and patent licensing. During the year, we raised $1,000,000 from loan financing from secured creditors (and repaid $100,000) and recognized $138,019 in revenues from Burstware(R) and patent licensing. Based on our inability to reduce expenditures to a further degree, we believe that operating requirements cannot currently be met without immediate additional financing. We are currently in negotiations to obtain additional financing of approximately $700,000 through the issuance of secured debt and warrants to purchase our common stock. We believe that if successful in obtaining this additional capital, based upon our reduced operating costs, we will be able to operate until December 2002 without the need for additional financing, although there can be no assurance that this will be the case. During this period, we plan to focus our efforts on the exploration of our ability to enforce our patent rights, the licensing of our Burstware(R) product and attracting at least one large strategic partner and investor that will enable us to continue to develop and market our technology within the scope of our business goals. In the event that we are unsuccessful in obtaining this additional capital we would be required to terminate our operations.

     On January 30, 2001, we sold 1,500,000 shares of our common stock to Eagle Wireless International, Inc. in exchange for 400,000 shares common stock of ClearWorks.net, Inc. (a wholly owned subsidiary of Eagle Wireless International, Inc.). In a separate transaction, the Company executed a software license agreement with Eagle Wireless in exchange for 104,000 shares of Eagle Wireless stock. On January 30, 2001, our common stock was valued at $0.5625 per share and ClearWorks.net, Inc. common stock was valued at $3.40 per share. During 2001, we sold all of the Eagle Wireless stock and all of the ClearWorks.net stock at varying prices, to provide cash for our continued operations.

RECENT DEVELOPMENTS

     Since December 2001, we successfully negotiated a settlement of our former San Francisco office lease for a combination of 300,000 shares of our common stock and a three-year promissory note for $50,000. This eliminated a previous landlord claim for approximately $1,229,000. In addition, we have reduced our trade payables that were 90 days or more outstanding by approximately $785,000 (53%), through negotiated settlements, which included the issuance of warrants to purchase an aggregate of 80,000 shares of our common stock, and in some cases, the issuance of notes and small cash payments. We also eliminated additional debt to one creditor in the aggregate amount of approximately $629,000. We also reached settlements with former executive officers and an employee pursuant to which we eliminated an aggregate amount of approximately
$975,000 in debt in consideration for the payment of cash of approximately $15,000, the issuance of an aggregate of 494,946 shares of our common stock (having a fair market value of approximately $19,696) and additional debt to such individuals in the aggregate amount of approximately $106,735, payable in three years without interest. We also are renegotiating debts owed to other former employees. If we are successful in these negotiations, we could eliminate up to approximately $150,000 of debt.

RISKS AND UNCERTAINTIES

Liquidity

     The opinion from our auditors on our December 31, 2001 financial statements contains a paragraph suggesting that substantial doubt exists about our ability to continue as a "going concern." At the time of this report, we had insufficient cash reserves and receivables necessary to meet forecast operating requirements. In the event we are unsuccessful in our efforts to raise additional funds, we will be required to significantly reduce cash outflows and, possibly, discontinue our operations.

Risks Relating to Burst.Com, Inc.

We are not currently profitable and may not achieve profitability.

     We have a history of losses and are likely to continue to incur net losses at least through the year 2002. As the result of having significantly reduced operating expenses, we will not need to generate as high of revenue levels as in previous years in order to continue operations. We will, however, need to generate additional revenues to achieve profitability, which may not occur. Even if we achieve profitability, we may be unable to sustain or increase profitability. in the future.

We will need immediate financing in order to continue our operations, and we may not be able to raise immediate financing on favorable terms, or at all.

     We need to raise immediate capital to continue our operations and implement our plans to respond to competitive pressures, or otherwise to respond to unanticipated requirements. We are currently offering secured promissory notes and warrants directed to strategic investors. The terms of such financing, including the interest rate and maturity dates of such notes and the number and exercise price of such warrants, will be subject to negotiations between us and the prospective investors, We cannot be certain that we will be able to obtain this or any other future financing on commercially reasonable terms or at all. Our failure to obtain immediate financing, or inability to obtain financing on acceptable terms, could require us to limit our plans, incur indebtedness that has high rates of interest or substantial restrictive covenants, issue equity securities that will dilute your holdings, or discontinue all or a portion of our remaining operations.

     Our future success in the licensing of our Burstware(R) product may depend on our ability to keep pace with technological changes, which could result in a loss of revenues.

     The emerging video streaming and content delivery industry is characterized by:

     o    rapidly changing technologies;
     o    frequent new product introductions; and
     o    rapid changes in customer requirements.

Video streaming technologies have reached commercially acceptable levels only in the last several years and are continuing to experience numerous changes. As a result, we must be able to maintain and extend our technological edge in order to ensure that our products remain commercially viable. We intend to provide the source code to our software to select customers so that they can design their own improvements in our product. We also intend to make enhancements to our software through the use of outside engineering contractors, on an "as-needed" basis, paid for by our customers. There is no guarantee that we will be able to implement either of these two strategies. Failure to do so could severely impair our ability to successfully market our current Burstware(R) software as a stand-alone media delivery solution.

     Our Burstware(R) products must comply with a number of current industry standards and practices established by various international bodies. Our failure to comply with evolving standards, including industry standard CODECS, will limit acceptance of our products by market participants. If new standards are adopted in our industry, we may be required to adopt those standards in our products. It may take us a significant amount of time to develop and design products incorporating these new standards. We may also become dependent upon technologies developed by third parties and have to pay royalty fees, which may be substantial, to the developers of the technology that constitutes the newly adopted standards.

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

If we do not develop new products or new product features in response to customer requirements or in a timely way, customers may not buy our products, which would seriously harm the software licensing portion of our business.

     The software media delivery industry is rapidly evolving and subject to technological change and innovation. In order to continue to pursue the software licensing side of out business, we must continue to enhance our products by adding new product features and introduce new products in response to customer requirements. If we fail to do so or in a timely manner, our customers may not buy our products, resulting in serious harm to our business.

We will not be able to sell sufficient quantities of our software products to sustain a viable software licensing business if the market for software media delivery products does not develop or if a competing technology displaces our products.

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

We rely upon our sales of a small number of products, and the failure of any one of our products to be successful in the market could substantially reduce our revenue .

     We rely on licensing of a small number of existing software products to generate substantially all of our revenue and we currently are not developing any additional software products. Consequently, if our existing products are not successful our sales could decline materially, which harm our financial performance.

Our  software  products  generally  have long sales  cycles  and  implementation
periods,   which  increase  our  costs  in  obtaining   orders  and  reduce  the
predictability of our earnings.

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

     Our success will depend, in large part, on our ability to protect the intellectual property that we have developed through patents, trademarks, trade secrets, copyrights, licenses and other intellectual property rights. We cannot guarantee that we will be able to protect our intellectual property. We are subject to a number of risks relating to intellectual property rights, including the following:

     o the means by which we seek to protect our proprietary rights may not be adequate to prevent others from misappropriating our technology or from independently developing or selling technology or products with features based on or similar to ours;

     o Legal standards relating to the validity, enforceability and scope of protection of proprietary rights in Internet-related businesses are uncertain and still evolving;
     o our products may be sold in foreign countries that provide less protection to intellectual property than is provided under U.S., Japanese or European community laws;
     o our intellectual property rights may be challenged, invalidated, violated or circumvented and may not provide us with any competitive advantage; and
     o our patents pending may not be approved or may be only partially approved.

As a result, we cannot predict the future viability or value of our proprietary rights and those of other companies within the industry.

If our proprietary technology infringes upon the intellectual property rights of others, our costs could increase and our ability to license our products or patents could be limited.

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

     These fluctuations may result from a variety of factors, including:

     o market acceptance of our products, including changes in order flow from our largest customers, and our customers' ability to forecast their needs;
     o    the timing of new product announcements by our competitors;
     o    the lengthy sales cycle of our products;
     o increased competition, including changes in pricing by us or our competitors;
     o    delays in deliveries by our suppliers and subcontractors;
     o    currency exchange rate fluctuations; and
     o general economic conditions in the geographic areas in which we operate.

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

We depend on a limited number of key personnel who would be difficult to replace, and we may not be able to attract and retain management and technical personnel.

     Because our products are complex and our market is new and evolving, the success of our business depends in large part upon the continuing contributions of our management and technical personnel. The loss of the services of either of our two current employees, Richard A. Lang, our Chairman of the Board, and Chief Executive Officer and Eric Walters, our Vice President of Operations, would substantially interfere with our operations. We do not have key person life insurance policies covering any of our employees. We are currently seeking such insurance coverage for Mr. Lang. The insurance coverage that we may secure on Mr. Lang may be insufficient to compensate us for the loss of his services.

                         Risks Relating to Our Industry

If software media technology or our method of implementing this technology is not accepted, we will not be able to sustain or expand our business.

     Our future success depends on the growing use and acceptance of video applications for PCs and set-top boxes including the growth of video on the Internet. The market for these applications is new, and may not develop to the extent necessary to enable us to expand our business. We have invested significant time and resources in the development of products for this market. If the target market for our solution does not grow, we may not obtain any benefits from these investments.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     At December 31, 2001, we had no funds invested in any securities or money market funds.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMTARY DATA

     The Report of the Independent Public Accountants and the accompanying financial statements and notes to the financial statements are on pages F-1 through F-25. Financial statement schedules are not required and have been omitted.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Our independent auditors for fiscal year 2000 were BDO Seidman, LLP. On March 7, 2002, we appointed Berenfeld, Spritzer, Schecter and Sheer as our independent auditors for the fiscal year ended December 31, 2001. The change in independent auditors was recommended by the Company's audit committee and approved by the Board of Directors in light of our reduced operations and in order to reduce auditing expenses. The independent auditor's report of BDO Seidman, LLP for the fiscal years ended December 31, 1999 and 2000, dated April 9, 2001, stated that "the Company has suffered recurring losses from operations and has a net capital deficit that raise substantial doubt about its ability to continue as a going concern." During fiscal years 1999 and 2000 and through the date of the change in auditors, there were no disagreements between the Company and BDO Seidman, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. Prior to engaging Berenfeld, Spritzer, Schecter and Sheer, neither we nor anyone on our behalf consulted with such firm regarding (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on our financial statements, or (ii) any matter that was either the subject of a disagreement or a reportable event.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Our executive officer, key employee and directors and their ages as of December 31, 2001, are as follows:

      Name                  Age                  Position
--------------------------------------------------------------------------------
Richard A. Lang             48   Chairman, President, Chief Executive Officer
                                    and Chief Financial Officer
Eric H. Walters             45   Vice President, Operations
Trevor Bowen (1)(2)         52   Director
John J. Micek III (1)(2)    49   Director and Secretary
Brian Murphy (2)            46   Director
Barry L. Ritholtz           40   Director

(1)  Member of the compensation committee
(2)  Member of the audit committee

     The following sets forth biographical information as to the business experience of each Executive Officer and Director of the Company for the year ended December 31, 2001:

     Richard A. Lang is our Chairman of the Board, President, Chief Executive Officer and Chief Financial Officer. From September 1997 through the end of May 2000 he served as President and from September 1997 through September 2000 he served as Chief Executive Officer. From January 31, 1997 through August 1997, Mr. Lang served as one of our directors. Mr. Lang served as our Chairman of the Board and Treasurer until January 31, 1997. He had served as Chairman of the Board, Chief Executive Officer and Treasurer from December 1993 to September 1995 and as a Director since August 1992. He has been a Director of our subsidiary, Explore Technology, Inc., since February 1990, and served as its President from February 1990 to August 1992. Mr. Lang has presided over the development of our patent portfolio. He is the inventor of record for the bulk of our Intellectual Property. Mr. Lang was also a co-founder of Go-Video, Inc., Scottsdale, Arizona and co-inventor of Go-Video's patented dual-deck VCRs. Mr. Lang received his A.A. degree from Scottsdale College. Starting April 1, 2001, Mr. Lang has again become Chief Executive Officer as a result of the resignation of Douglas Glen.

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

     Barry L. Ritholtz has been one of our directors since March 8, 2002. Since March 2001, he has been the Market Strategist for Weatherly Securities, which has since merged with Ehrenkrantz King Nussbaum, a brokerage firm and investment bank headquartered in Garden City, New York. Mr. Ritholtz is responsible for writing the firm's Daily Pre-opening Comments and its biweekly Market Commentary for the firm's brokers, portfolio managers and clients. He also develops and maintains the Model Portfolio used as the basis of managed monies by private banking portfolio managers. Mr. Ritholtz has served as research editor for MacToday, a desktop publishing magazine and frequently publishes articles on finance and technology issues. He has been a contributor to CBS Marketwatch and his perspective on the markets have been quoted by various media, including Dow Jones, Good Morning Silicon Valley, thestreet.com and the San Jose Mercury News. Mr. Ritholtz is also the founder of W3 Ventures, Ltd., a technology strategy and consulting firm. From January 2000 to February 2001, he was Investment Strategist for Auerbach, Pollack & Richardson, a New York investment bank, and from October 1998 to January 2000, he was Investment Strategist for Trautman Kramer, a New York investment bank. From January 1996 to February 1998, Mr. Ritholtz was a securities trader for A.J. Michaels, a West Islip, New York securities broker. Mr. Ritholtz received a Bachelor of Arts Degree in Political Science from State University of New York at Stony Brook and a Juris Doctorate (cum laude) from the Benjamin N. Cardozo School of Law.

     Eric H. Walters, a key employee, has served as our Vice President, Operations since October 2001, where he is responsible for our administrative operations as well as intellectual property management. From March 2000 to October 2001, Mr. Walters served as the manager of our Intellectual Property Department. From March 1999 to March 2000, he was our Manager of Inside Sales. Mr. Walters has been associated with us since our formation in 1990. He held the position of Director of Corporate Communications during 1991 and 1992. Prior to joining us in 1990 and again in 1999, Mr. Walters worked at Intel Corporation in Press Relations for the Digital Imaging and Video Division. Mr. Walters is the co-inventor of record for several of our patents.

     Section 16(a) Beneficial Ownership Reporting Compliance.

     Gordon Rock, one of our principal shareholders, was required to file a Form 3 reflecting his acquisition in August 2001 of a warrant to purchase 1,000,000 shares of our common stock that resulted in his total beneficial ownership interest exceeding 10% of our outstanding shares. In addition, during fiscal year 2001, Mr. Rock was required to file a Form 4 with respect to nine acquisitions of our common stock aggregating 145,700 shares and eleven acquisitions of warrants to purchase an aggregate of 4,833,332 shares of our common stock. Mr. Rock filed a Form 5 reflecting these acquisitions on March 6, 2002. The Form 5 was required to be filed on or before February 15, 2002.

ITEM 11. EXECUTIVE COMPENSATION AND OTHER MATTERS.

     Summary of Compensation. The following table sets forth all compensation earned or paid for services rendered to us in all capacities by our Chief Executive Officer for the fiscal year ended December 31, 2001. No other executive officer earned more than $100,000 in salary and bonus for the fiscal year ended December 31, 2001.

                           Summary Compensation Table

                                                                                 Long-Term
                                        Annual Compensation                    Compensation
                         -----------------------------------------------------------------------
       Name and                   Year         Salary            Bonus          Securities
       Principal                                                                Underlying             All Other
       Position                                                                 Options (#)         Compensation($)
-----------------------------------------------------------------------------------------------------------------------
Richard A. Lang,                  2001       $  120,000         $ 7,500                --             $   17,400(1)
Chairman                          2000          330,616              --           269,594                 12,000(2)
of the Board,                     1999          240,000              --                --                     --
President and Chief
Executive Officer
-----------------------------------------------------------------------------------------------------------------------
Douglas Glen, Chief               2001       $   30,000(3)      $    --               --              $       --
Executive Officer                 2000          188,294              --          941,470                  69,000(4)
                                  1999               --                          100,000                      --

(1) Represents monthly auto allowance payments made to Mr. Lang in the amount of $2,400 and 15,000 shares of common stock of Eagle Wireless International, Inc. transferred by us to Mr. Lang in lieu of salary with an aggregate fair market value of $15,000.

(2) Represents monthly auto allowance payments made to Mr. Lang.

(3) Represents shares of common stock of Eagle Wireless International, Inc. transferred by us to Mr. Glen, our former Chief Executive Officer in lieu of salary with an aggregate fair market value of $30,000. Mr. Glen resigned as our Chief Executive Officer on March 31, 2001.

(4) Represents monthly housing allowance payments made to Mr. Glen.

Option Grants. During 2001, no options were granted to our current Chief Executive Officer, Richard A. Lang, or to our former Chief Executive Officer, Douglas Glen.

                         Aggregated Option Exercises in
               Last Fiscal Year and Fiscal Year End Option Values

The following table sets forth information concerning option exercises and the aggregate value of unexercised options for the year ended December 31, 2001, held by our current and former Chief Executive Officers. Our Chief Executive Officers did not exercise any stock options in 2001.

                                                      Number of Securities Underlying        Value of Unexercised In-the Money
                                                          Unexercised Options at                        Options at
                           Shares        Value               December 31, 2001                     December 31, 2001(1)
                         Acquired on   realized     -----------------------------------------------------------------------------
         Name            Exercise(#)      ($)       Exercisable(#)     Unexercisable(#)      Exercisable($)   Unexercisable($)
---------------------------------------------------------------------------------------------------------------------------------
Richard A. Lang              --            --           1,619,796            31,965            $      0          $      0
Douglas Glen                 --            --           1,131,470               --                    0                 0

(1) The value realized on exercised options and the value of unexercised in-the-money options at December 31, 2001 is based on a value of $0.04 per share, the closing bid price of our common stock at December 31, 2001. All such options had exercise prices in excess of this value.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth information with respect to beneficial ownership of our common stock by: o each person who beneficially owns more than 5% of our common stock; o each of our executive officers; o each of our directors; and o all executive officers and directors as a group.

     Except as otherwise noted, the address of each 5% stockholder listed in the table is c/o Burst.com, Inc., 613 Fourth Street, Suite 201, Santa Rosa, California 95494. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to shares. To our knowledge, except under applicable community property laws or as otherwise indicated, the persons named in the table have sole voting and sole investment control with respect to all shares beneficially owned. The applicable percentage of ownership for each stockholder is based on 19,173,846 shares of common stock outstanding on March 31, 2002 together with applicable options and warrants for that stockholder. Shares of common stock issuable upon exercise of options and other rights beneficially owned are deemed outstanding for the purpose of computing the percentage ownership of the person holding those options and other rights, but are not deemed outstanding for computing the percentage ownership of any other person.

                                                                  Number of Shares          Percentage of
  Name and Address of Beneficial Owner                           Beneficially Owned       Outstanding Shares
------------------------------------------------------------------------------------------------------------
5% Stockholders
---------------

Draysec Finance Limited                                              2,041,678 (1)               10.37%
Gordon Rock                                                         10,496,801 (2)               40.12%
SBC Venture Capital Corporation                                      1,863,606 (3)                9.23%
Chelsey Capital                                                      1,648,472 (4)                8.22%
Robert London                                                        1,155,369 (5)                5.95%
Eagle Wireless International, Inc.                                   1,500,000 (6)                7.48%
Special Situations Funds                                             1,171,629 (7)                5.76%

Executive Officers and Directors
--------------------------------

Richard A. Lang                                                      2,632,528 (8)               12.61%
Trevor Bowen                                                         1,826,578 (9)                9.50%
John J. Micek III                                                      566,988 (10)               2.91%
Brian Murphy                                                         1,945,033 (11)              10.05%
Barry L. Ritholtz                                                       25,000 (12)                 *

All executive officers and directors as a group (5 persons)          6,993,982                   24.35%

     *    Represents less than a one (1) percent interest

(1) Includes 1,525,769 shares held, options to purchase 200,000 shares, and warrants to purchase 46,109 shares of our common stock. Also includes options to purchase 100,000 shares of our common stock held by Trevor Bowen and options to purchase 169,800 shares of our common stock held by Brian Murphy, each of whom represents Draysec Finance on our Board of Directors.

(2) Includes 1,593,050 shares of our common stock held by Mr. Rock, 1,916,413 shares held by Mercer Management Inc., options to purchase 500,000 shares held by Mr. Rock, and warrants to purchase 6,487,338 shares of our common stock held by Mercer Management, Inc.

(3) Includes 857,633 shares of our common stock and a warrant to purchase 1,005,973 shares of our common stock.

(4) Includes 769,750 shares of our common stock and warrants to purchase 878,722 shares of our common stock.

(5) Includes 913,279 shares of our common stock and warrants to purchase 242,090 shares of our common stock.

(6)  Represents 1,500,000 shares of our common stock.

(7) Represents warrants to purchase 1,171,629 shares of our common stock owned by Special Situations Fund III. L.P., Special Situations Private Equity Fund, L.P., Special Situations Cayman Fund, L.P. and Special Situations Technology Fund, L.P. Such shares are deemed beneficially owned by Austin
     W. Marxe and David M. Greenhouse, who serve as executive officers of the investments advisors of such funds.

(8) Includes 897,346 shares of our common stock in the name of the Lisa Walters and Richard Lang Revocable Trust, options to purchase 1,613,182 shares of our common stock held by Richard Lang, and options to purchase 122,000 shares of our common stock held by Lisa Walters, Mr. Lang's spouse.

(9) Includes 1,771,878 shares of our common stock held beneficially by Draysec Finance and options to purchase 54,700 shares of our common stock.

(10) Includes 43,773 shares of our common stock held by Mr. Micek, 138,888 shares of our common stock held by Silicon Prairie Partners, L.P., 50,000 shares of our common stock held by Universal Warranty Corp., and 12,829 shares held by Universal Assurors Agency, Inc. Also includes options to purchase 290,978 shares of our common stock held by Mr. Micek, warrants to purchase 6,250 shares of our common stock held by Mr. Micek, warrants to purchase 6,500 shares of our common stock held by Universal Warranty Corp. and warrants to purchase 15,625 shares held by Universal Assurors Agency, Inc.

(11) Includes 1,771,878 shares of our common stock held beneficially by Draysec Finance and options to purchase 173,155 shares of our common stock held by Mr. Murphy.

(12) Represents options to purchase 25,000 shares of our common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Since January 1, 2001, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or are to be a party in which the amount involved exceeds $60,000 and in which any director, executive officer or holder of more than 5% of our common stock, or an immediate family member of any of the foregoing, had or will have a direct or indirect interest other than:

     o    compensation  arrangements,  which are described  where required under
          Item 11. Executive Compensation and Other Matters. above; and
     o    the transactions described below.

Transactions with Gordon Rock

     In November and December 2000 and during 2001, Gordon Rock, one of our principal stockholders and a director from April 2001 to July 2001, loaned us an aggregate amount of $1,270,000 evidenced by our secured promissory notes at an interest rate of 9% per annum with respect to $1,210,000 of such debt and at an interest rate of prime plus 2% with respect to $60,000 of such debt. The aggregate principal amount of $1,210,000 plus accrued interest is due and payable on November 21, 2002 (the due date was extended to this date pursuant to the lender creditor agreement discussed below), $30,000 of principal plus accrued interest is due and payable on November 17, 2004 and the remaining $30,000 of principal plus accrued interest is due and payable on December 12, 2004. Mr. Rock loaned to us an additional $60,000 in February 2002 evidenced by our secured promissory note at an interest rate of prime plus 2% and due and payable along with accrued interest on February 14, 2005. Such loan, as well as the prior loans to the Company by Mr. Rock discussed above, are secured by a security interest in all of our assets. As additional consideration for such loans, we issued to Mr. Rock warrants to purchase an aggregate of 5,833.332 shares of our common stock at exercise prices ranging from $.15 to $.30 per share (previously issued warrants at exercise prices in excess of $.30 per share were amended to reduce the exercise price to $.30 per share). In connection with such debt financing, we also entered into a lender creditor agreement with Mr. Rock in November 2001 that provided for the extension of the due date of $1,270,000 of secured notes to November 21, 2002, as indicated
above. In consideration for such extension, we agreed that so long as any portion of such debt remained outstanding, we would not, without the written consent of Mr. Rock, (i) incur any new indebtedness or expense in excess of $2,500, subject to certain exceptions, (ii) issue any additional securities,
(iii) sell or license any assets except in the ordinary course of business, (iv) commence any litigation except as required by applicable law; (v) merger or otherwise effect a reorganization, or (vi) amend our certificate of incorporation or bylaws. During 2000, we issued a 6% convertible note payable to Mercer Management, an affiliate of Mr. Rock. The note was convertible into a new series of our preferred stock at a per share conversion price of Five Dollars ($5.00) at the option of the note holder. In conjunction with the issuance of the warrants discussed above, the convertibility feature of this note was removed and the interest rate was changed from 6% to 9%.

Transactions with Storie Partners LLP

In December 2001, Storie Partners LLP, which at that time was one of our principal stockholders, assigned back to the Company without consideration 2,913,167 shares of our common stock. Such shares were cancelled and are no longer issued and outstanding.

Transactions with John J. Micek III

     In July 2001, we granted to Silicon Prairie Partners, LP an option to purchase 250,000 shares of our common stock at an exercise price of $.18 per share. Silicon Prairie Partners, LLP is an affiliate of John J. Micek III, one of our directors. In February 2002, this option was exercised with respect to 138,888 shares at an aggregate option exercise price of $25,000.

Transactions with Barry L. Ritholtz

     In May 2001, we entered into a letter agreement with W3 Ventures, Ltd., an affiliate of Barry L. Ritholtz. Mr. Ritholtz became one of our directors in March 2002. Under the agreement, W3 Ventures has agreed to act as our agent to identify individuals and entities who may be interested in acquiring us or investing in our securities. The agreement has a one-year term that may be extended by mutual agreement. The agreement provides that if an individual or entity introduced to us by W3 Ventures makes a cash, equity or other investment during the term of the agreement or within one year after the expiration of the agreement, we will pay W3 Ventures an amount in cash equal to 8% of the total amount of the net investment. In addition, if an individual or entity introduced to us by W3 Ventures acquires all or any portion of our business, we will pay to W3 Ventures an amount in cash equal to 5% of the total purchase price, whether the purchase is in cash, equity or the assumption of debt. As of March 31, 2002, we have not entered into any agreement or transaction to which the agreement with W3 Ventures would apply.

Transactions with Draysec Finance Limited

     During 2001, we issued 9% convertible notes payable to Draysec Finance Limited, one of our principal shareholders, in the aggregate principal amount of $100,000, with interest and principal due in February and March 2002. The notes are convertible into a new series of preferred stock at a per share conversion price of $5.00 at the option of the noteholder. In November 2001, Draysec agreed to extend the due date of the loan to November 21, 2002. In consideration for this extension, we reduced the exercise price of warrants to purchase shares of common stock held by Draysec from $5.00 to $0.30 per share.

                                     PART IV

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits

                                  EXHIBIT INDEX

Exhibit                    Description
--------------------------------------------------------------------------------
2.1 ** State of Arizona, Articles of Merger of Video Press, Inc. into Explore Technology, dated December 28, 1990; Agreement and Plan of Merger dated August 29, 1993.

2.2 ** Action by Unanimous Consent of Board of Directors of Explore Technology, Inc., July 15, 1992.

2.3 ** Certificate of Merger of Time Shift TV, Inc. into IVT Delaware, Inc. dated July 26, 1999.

2.4 **      Agreement  and  Plan  of   Reorganization   between   Instant  Video
            Technologies, Inc., IVT, Delaware, and Time Shift TV dated August 3, 1999.

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

3.3.4**     Certificate of Status Foreign Corporation dated August 29, 2000.

4.1**       Specimen common stock certificate.

4.2 ** Securities Purchase Agreement by and among the registrant and certain investors dated as of January 27, 2000.

4.3 ** Registration Rights Agreement by and among the registrant and certain investors dated as of January 27, 2000.

4.4 ** Form of Warrant to purchase shares of common stock issued to certain investors on January 27, 2000

4.5 ** Form of Lock-up Agreement entered into between the registrant and each of certain officers, directors and principal shareholders in January 2000.

4.6 Form of Warrant to purchase shares of common stock issued to Gordon Rock during 2001.

4.7 Form of Warrant to purchase shares of common stock issued to certain investors in December 2001.

10.1**      Employment Agreement with Richard A. Lang.

10.2**      Eagle Wireless International, Inc. Securities Purchase Agreement.

10.3**      License Agreement with InterZest.

10.4**      Eagle Wireless International, Inc. License Agreement

10.5        Letter Agreement with W3 Ventures, Ltd dated May 14, 2001.

10.6        Lender Creditor Agreement with Gordon Rock dated November 16, 2001.

21.1 **     Subsidiaries of the registrant.

--------
**   Previously filed.

b) Reports on Form 8-K during quarter ended December 31, 2001:

    None

                                   SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             BURST.COM, INC.

Dated: April 12, 2002                        By /s/ Richard A. Lang
                                                --------------------------------
                                                Richard A. Lang, Chairman, Chief
                                                Executive Officer and
                                                Chief Financial Officer

In accordance with the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

       Signature                   Title                       Date
       ---------                   -----                       ----

/s/ Trevor Bowen                  Director                 April 12, 2002
-----------------------
Trevor Bowen

/s/ John J. Micek                 Director                 April 12, 2002
-----------------------
John J. Micek III

/s/ Brian Murphy                  Director                 April 12, 2002
-----------------------
Brian Murphy

                                  EXHIBIT INDEX

Exhibit                        Description
--------------------------------------------------------------------------------
2.1 ** State of Arizona, Articles of Merger of Video Press, Inc. into Explore Technology, dated December 28, 1990; Agreement and Plan of Merger dated August 29, 1993.

2.2 ** Action by Unanimous Consent of Board of Directors of Explore Technology, Inc., July 15, 1992.

2.3 ** Certificate of Merger of Time Shift TV, Inc. into IVT Delaware, Inc. dated July 26, 1999.

2.4 **      Agreement  and  Plan  of   Reorganization   between   Instant  Video
            Technologies, Inc., IVT, Delaware, and Time Shift TV dated August 3, 1999.

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

3.3.4**     Certificate of Status Foreign Corporation dated August 29, 2000.

4.1**       Specimen common stock certificate.

4.2 ** Securities Purchase Agreement by and among the registrant and certain investors dated as of January 27, 2000.

4.3 ** Registration Rights Agreement by and among the registrant and certain investors dated as of January 27, 2000.

4.4 ** Form of Warrant to purchase shares of common stock issued to certain investors on January 27, 2000

4.5 ** Form of Lock-up Agreement entered into between the registrant and each of certain officers, directors and principal shareholders in January 2000.

4.6 Form of Warrant to purchase shares of common stock issued to Gordon Rock during 2001.

4.7 Form of Warrant to purchase shares of common stock issued to certain investors in December 2001.

10.1 **     Employment Agreement with Richard A. Lang.

10.2**      Eagle Wireless International, Inc. Securities Purchase Agreement

10.3**      License Agreement with InterZest.

10.4**      Eagle Wireless International, Inc. License Agreement

10.5        Letter Agreement with W3 Ventures, Ltd dated May 14, 2001.

10.6        Lender Creditor Agreement with Gordon Rock dated November 16, 2001.

21.1 **     Subsidiaries of the registrant.

--------
** Previously filed.

                                 BURST.COM, INC.
                                AND SUBSIDIARIES

                        Consolidated Financial Statements

                           December 31, 2001 and 2000

                  (With Independent Auditors' Reports Thereon)

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders of
Burst.com, Inc. and Subsidiaries
Santa Rosa, California

We have audited the accompanying consolidated balance sheet of Burst.com, Inc. and Subsidiaries (the "Company") as of December 31, 2001 and the related consolidated Statement of Operations, Changes in Shareholders' Deficit, and Cash Flows for the year then ended. These consolidated financial statements are the responsibility of management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We have conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The accompanying consolidated financial statements for December 31, 2001 have been prepared assuming the Company will continue as a going concern. As discussed in Note 2, the Company has suffered recurring losses from operations and has a net capital deficit that raises doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also discussed in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Burst.com, Inc. and its Subsidiaries as of December 31, 2001, and the consolidated results of its Statements of Operations, Changes in Stockholders' Deficit, and Cash Flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.



Berenfeld, Spritzer, Shechter & Sheer
Miami, FL
April 5, 2002

                     \BERENFELD, SPRITZER, SHECHTER & SHEER\

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders
Burst.com, Inc. (formerly Instant Video Technologies, Inc.)

We have audited the accompanying consolidated balance sheet of Burst.com, Inc. (formerly Instant Video Technologies, Inc.) and subsidiaries as of December 31, 2000 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the two years in the period ending December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Burst.com, Inc. and subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for each of the two years in the period ending December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

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


                                                   BDO SEIDMAN, LLP

San Francisco, California
April 9, 2001

                        BURST.COM, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000


                                             ASSETS
                                                                                                     2001             2000
                                                                                                 ------------      ------------
CURRENT ASSETS:

       Cash and cash equivalents                                                                 $      6,112      $    296,584
       Accounts receivable, net of allowance of $ 0 and $20,419                                        17,500           295,795
       Loans to officers                                                                                   --           139,633
       Prepaid expenses and other current assets                                                       12,258            42,084
                                                                                                 ------------      ------------

            Total Current Assets                                                                       35,870           774,096
                                                                                                 ------------      ------------

Property and Equipment,
       net of accumulated depreciation of $38,895 and $97,917 respectivley                            102,984           570,700

Other assets                                                                                            2,700           317,337
                                                                                                 ------------      ------------

TOTAL ASSETS                                                                                     $    141,554      $  1,662,133
                                                                                                 ============      ============

                           LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:

       Accounts payable                                                                          $    692,423      $  1,550,573
       Accrued expenses                                                                               504,573           515,873
       Accrued interest                                                                                93,079             1,192
       Deferred revenue                                                                               322,400           287,225
       Notes and obligations payable, current portion                                               1,053,239           500,000
                                                                                                 ------------      ------------

            Total Current Liabilities                                                               2,665,714         2,854,863
                                                                                                 ------------      ------------

LONG TERM LIABILITIES                                                                                 274,970                --
                                                                                                 ------------      ------------


STOCKHOLDERS' DEFICIT:

       Convertible preferred stock, $.00001 par value, 20,000,000 shares
         authorized; none issued and outstanding                                                           --                --
       Common stock, $.00001 par value; 100,000,000 shares authorized;
            18,734,958 and 20,148,125 shares issued and outstanding
              during 2001 and 2000 respectively                                                           187               201
       Additional paid-in-capital                                                                  57,823,883        55,852,947
       Accumulated Deficit                                                                        (60,623,200)      (57,045,878)
                                                                                                 ------------      ------------

            Total Stockholders' Deficiency                                                         (2,799,130)       (1,192,730)
                                                                                                 ------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                                   $    141,554      $  1,662,133
                                                                                                 ============      ============

                   The accompanying notes are an integral part of these consolidated financial statements.

                        BURST.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                                2001                 2000                  1999
                                                                             ------------         ------------         ------------
REVENUE                                                                      $    138,019         $    499,376         $         --

COST OF REVENUE                                                                        --               30,764                   --
                                                                             ------------         ------------         ------------

GROSS PROFIT                                                                      138,019              468,612                   --
                                                                             ------------         ------------         ------------

COSTS AND EXPENSES:

      Research and development                                                    188,223            4,300,328            4,076,732
      Sales and marketing                                                         120,710            8,175,525            4,185,517
      Losses on abandonment, disposition and write-downs
        of property and equipment                                                 384,959            1,312,931                   --
      General and administrative                                                3,150,766            6,236,528            3,247,370
                                                                             ------------         ------------         ------------

           Total Costs and Expenses                                             3,844,658           20,025,312           11,509,619
                                                                             ------------         ------------         ------------

LOSS FROM OPERATIONS                                                           (3,706,639)         (19,556,700)         (11,509,619)
                                                                             ------------         ------------         ------------

OTHER INCOME (EXPENSES)

      Loss on sale of marketable securities                                      (324,430)                  --                   --
      Gains on sale of assets                                                     269,733                   --                   --
      Interest income                                                               7,951               40,899                   --
      Interest expense                                                           (467,935)             (94,183)          (1,468,110)
                                                                             ------------         ------------         ------------

           Total Other Income (Expenses)                                         (514,681)             (53,284)          (1,468,110)

INCOME TAX BENEFIT                                                                244,719                   --                   --

NET LOSS BEFORE EXTRAORDINARY ITEM                                             (3,976,601)         (19,609,984)         (12,977,729)

EXTRAORDINARY GAIN,
      NET OF INCOME TAX EXPENSE OF $244,719                                       399,279                   --                   --
                                                                             ------------         ------------         ------------

NET LOSS                                                                     $ (3,577,322)        $(19,609,984)        $(12,977,729)
                                                                             ============         ============         ============
NET LOSS PER SHARE, BASIC AND DILUTED,
      BEFORE EXTRAORDINARY ITEM                                              $      (0.19)        $      (0.98)        $      (1.42)
                                                                             ============         ============         ============
NET LOSS PER SHARE, BASIC AND DILUTED                                        $      (0.17)        $      (0.98)        $      (1.42)
                                                                             ============         ============         ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                           21,460,318           20,058,693            9,121,947
                                                                             ============         ============         ============

                   The accompanying notes are an integral part of these consolidated financial statements.

                        BURST.COM, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                               COMMON STOCK
                                                      ------------------------------            PREFERRED STOCK
                                                         SHARES            AMOUNT            SHARES            AMOUNT
                                                      ------------      ------------      ------------      ------------
Balance, December 31, 1998                               7,940,966      $         79         4,501,609      $         45

  Year ended December 31, 1999:
    Exercise of stock options                              111,800                 1                --                --
    Exercise of warrants                                 1,277,262                13                --                --
    Value assigned to warrants and beneficial
       conversion feautre upon issuance of debt                 --                --                --                --
    Stock issued for services performed                        499                --                --                --
    Options issued for services performed                       --                --                --           268,475
    Conversion of Series A preferred stock
       to common                                             5,000                --            (5,000)               --
    Purchased research and development costs               200,000                 2                --                --
    Net loss                                                    --                --                --                --
                                                      ------------      ------------      ------------      ------------

Balance, December 31, 1999                               9,535,527                95         4,496,609                45

  Year ended December 31, 2000:
    Common stock offering, net of costs                  3,474,625                35                --                --
    Compensation related to options                             --                --                --                --
    Compensation related to sale of common
       stock to employees                                       --                --                --                --
    Conversion of debt to common stock,
      net of costs                                       1,333,750                13                --                --
    Conversion of preferred stock to common
      stock, net of costs                                4,496,609                45        (4,496,609)              (45)
    Exercise of warrants                                    50,000                 1                --                --
    Stock options issued for services performed                 --                --                --                --
    Common stock offering, net of costs                    857,633                 9                --                --
    Exercise of stock options                              273,355                 2                --                --
    Penalty shares issued                                  126,626                 1                --                --
    Net loss                                                    --                --                --                --
                                                      ------------      ------------      ------------      ------------

Balance, December 31, 2000                              20,148,125               201                --                --

  Year ended December 31, 2001:
    Stock issued in exchange for marketable securities   1,500,000                15                --                --
    Negotiated settlement to prior offering costs               --                --                --                --
    Warrants and options issued with debt
    Revaluation of stock options
    Shares returned                                     (2,913,167)              (29)
    Net loss                                                    --                --                --                --
                                                      ------------      ------------      ------------      ------------

Balance, December 31, 2001                              18,734,958               187                --                --
                                                      ============      ============      ============      ============

                                                       ADDITIONAL
                                                        PAID-IN
                                                        CAPITAL           DEFICIT            TOTAL
                                                      ------------      ------------      ------------
Balance, December 31, 1998                            $ 27,251,399      $(24,458,165)     $  2,793,358

  Year ended December 31, 1999:
    Exercise of stock options                              112,549                --           112,550
    Exercise of warrants                                 1,537,487                --         1,537,500
    Value assigned to warrants and beneficial
       conversion feautre upon issuance of debt          1,467,146                --         1,467,146
    Stock issued for services performed                      4,054                --             4,054
    Options issued for services performed                       --           268,475
    Conversion of Series A preferred stock
       to common                                                --                --                --
    Purchased research and development costs             1,329,998         1,330,000
    Net loss                                                    --       (12,977,729)      (12,977,729)
                                                      ------------      ------------      ------------

Balance, December 31, 1999                              31,971,108       (37,435,894)       (5,464,646)

  Year ended December 31, 2000:
    Common stock offering, net of costs                 13,486,460                          13,486,495
    Compensation related to options                        332,563                             332,563
    Compensation related to sale of common
       stock to employees                                   77,726                              77,726
    Conversion of debt to common stock,
      net of costs                                       5,106,684                           5,106,697
    Conversion of preferred stock to common
      stock, net of costs                                 (533,200)                           (533,200)
    Exercise of warrants                                    49,999                              50,000
    Stock options issued for services performed            235,905                             235,905
    Common stock offering, net of costs                  4,539,777                           4,539,786
    Exercise of stock options                              393,591                             393,593
    Penalty shares issued                                  192,334                             192,335
    Net loss                                                    --       (19,609,984)      (19,609,984)
                                                      ------------      ------------      ------------

Balance, December 31, 2000                              55,852,947       (57,045,878)       (1,192,730)

  Year ended December 31, 2001:
    Stock issued in exchange for marketable securities     843,735                             843,750
    Negotiated settlement to prior offering costs          629,665                             629,665
    Warrants and options issued with debt                  649,960                             649,960
    Revaluation of stock options                          (152,453)                           (152,453)
    Shares returned                                             29                                  --
    Net loss                                                    --        (3,577,322)       (3,577,322)
                                                      ------------      ------------      ------------

Balance, December 31, 2001                              57,823,883       (60,623,200)       (2,799,130)
                                                      ============      ============      ============

                   The accompanying notes are an integral part of these consolidated financial statements.

                        BURST.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                                      2001              2000              1999
                                                                                   ------------      ------------      ------------
Cash flows from operating activities:

      Net loss                                                                     $ (3,577,322)     $(19,609,984)     $(12,977,729)

       Adjustments to reconcile net loss
             to net cash used by operation activities:
             Depreciation and amortization                                               82,757           592,494           209,198
             Loss on asset impairments                                                  384,959         1,312,931                --
             Non-cash interest expense                                                  369,434                --         1,396,993
             Settlement of receivable                                                   139,633                --                --
             Loss on sale of marketable securities                                      324,430                --                --
             Gain on sale of assets                                                    (269,733)               --                --
             Revaluation of stock options                                              (152,453)               --                --
             Stock options issued for services                                               --           235,905           272,529
             Compensation from stock and option awards to employees                          --           410,289                --
             Purchased research and development                                              --                --         1,330,000
             Conversion of legal fees to note payable                                        --                --            25,000
             Issuance of penalty shares                                                      --           192,335                --
       Change in operating assets and liabilities:
             Accounts receivable                                                         (8,930)         (295,795)               --
             Prepaid and other current assets                                            29,826          (117,824)          (57,485)
             Other assets                                                               314,637          (280,880)               --
             Accounts payable                                                          (649,415)          166,284         1,132,245
             Accrued expenses                                                           618,365           307,499            26,890
             Accrued interest                                                            91,887          (113,085)          114,277
             Deferred revenue                                                                --           235,625            51,600
                                                                                   ------------      ------------      ------------

             Net Cash Used by Operating Activities                                   (2,301,925)      (16,964,206)       (8,476,482)
                                                                                   ------------      ------------      ------------
Cash flows from investing activities:

             Purchase of property and equipment                                              --        (1,772,133)         (749,994)
             Sales of property and equipment                                            269,733            21,420                --
             Proceeds from sale of marketable securities                                841,720                --                --
                                                                                   ------------      ------------      ------------

             Net Cash Used by Investing Activities                                    1,111,453        (1,750,713)         (749,994)
                                                                                   ------------      ------------      ------------
Cash flows from financing activities:

             Payment of receivables from Series B convertible stock offering                 --                --           810,000
             Proceeds from sale of stock , net of costs                                      --        17,868,131                --
             Exercise of warrants and stock options                                          --           443,593         1,650,050
             Payment of costs in connection with conversion of preferred
             stock to common                                                                 --          (533,200)               --
             Proceeds from debt financing                                             1,000,000           930,000         4,880,000
             Repayment of debt                                                         (100,000)               --           (22,736)
                                                                                   ------------      ------------      ------------
                                                                                   ------------      ------------      ------------
             Net Cash Provided by Financing Activities                                  900,000        18,708,524         7,317,314
                                                                                   ------------      ------------      ------------
Decrease in cash and cash equivalents                                                  (290,472)           (6,395)       (1,909,162)
Cash and cash equivalents, beginning of year                                            296,584           302,979         2,212,141
                                                                                   ------------      ------------      ------------
Cash and cash equivalents, end of year                                             $      6,112      $    296,584      $    302,979
                                                                                   ============      ============      ============

                   The accompanying notes are an integral part of these consolidated financial statements.

                        BURST.COM, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                                         2001              2000              1999
                                                                                      ----------        ----------        ----------
Supplemental disclosure of cash flow information:

      Cash paid for state franchise tax                                               $      800        $      800        $      800

      Cash paid for interest                                                          $    6,613        $       --        $    7,374

Supplemental schedule of non-cash investing and financing activities:

      Offset of deferred revenue against accounts receivable                          $  287,225        $       --        $       --

      Exchange of common stock for licensing agreement - credited to
           deferred revenue                                                           $  322,400        $       --        $       --

      Exchange of common stock for marketable securities                              $  843,750        $       --        $       --

      Notes issued in debt settlements - offset by accounts payable
           and accrued expenses                                                       $  208,735        $       --        $       --

      Settlement of prior offering costs included in accrued expenses -
           credited to additional paid-in-capital                                     $  629,665

      Debt converted into 1,333,750 shares of common stock                            $       --        $5,335,000        $       --

      In 1999, six notes payable issued in exchange for $335,000 were issued with front end warrants resulting in a discount to notes payable of $70,153

      In 1999, 5,000 shares of Series A Preferred Stock were converted to 5,000 shares of common stock.


                   The accompanying notes are an integral part of these consolidated financial statements.

                        BURST.COM, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         ORGANIZATION AND CAPITALIZATION

         Burst.com, Inc. and subsidiaries ("The Company") was incorporated in the State of Delaware as Instant Video Technologies, Inc. On January 27, 2000, the Certificate of Incorporations was amended to change the Company's name to Burst.com, Inc.

         The Company's authorized capital stock consists of 100,000,000 shares of common stock, $0.00001 par value per share, and 20,000,000 shares of preferred stock, $0.00001 per share.

         The board of directors has the authority, without action by the Company's stockholders, to provide for the issuance of preferred stock in one or more classes or series and to designate the rights, preferences and privileges of each class or series, which may be greater than the rights of the common stock. The Company had no preferred stock outstanding as of December 31, 2001.

         BUSINESS

         The Company licenses burst transmission software and intellectual property for use within commercial, multimedia and interactive environments. The burst technology allows for time compression and burst transmission of video/audio programming that results in time-savings, network efficiency and superior quality products.

         PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of Burst.com, Inc and its wholly-owned subsidiaries, Explore Technology, Inc. and Timeshift-TV. All significant intercompany balances and transactions have been eliminated.

         USE OF ESTIMATES

         The accompanying consolidated financial statements have been prepared in conformity with U.S generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and operations for the period. Although these estimates are based on management's knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results. The Company's most significant estimates are those related to the valuation of stock, stock options, and warrants in connection with equity and financing transactions.

         CASH AND CASH EQUIVALENTS

         Cash and cash equivalents consist of money market accounts and other short-term investments with an original or remaining term of three months or less.

         CONCENTRATION OF CREDIT RISK

         Financial   instruments  that   potentially   subject  the  Company  to
         concentrations of credit risk consist principally of cash.

         The Company maintains cash balances at several banks. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. From time to time, the Company had cash in financial institutions in excess of federally insured limits.

         INVESTMENTS

         In accordance with Statement of Financial Accounting Standards (SFAS No. 115) "Accounting for Certain Investments in Debt and Equity Securities", securities are classified into three categories: held-to maturity, available-for-sale and trading. The Company's investments consisted of equity securities classified as available-for-sale. Accordingly, they were carried at fair value in accordance with SFAS
         No. 115. Further, SFAS No. 115 requires that unrealized gains and losses for available-for-sales securities be excluded from earnings and reported, net of deferred income taxes, as other comprehensive income. As of December 31, 2001, the Company had disposed of all of its available for sale securities.

         COMPREHENSIVE INCOME

         The Company had no component of comprehensive income other than its reported amounts of net loss applicable to holders of common stock.

         LONG-LIVED ASSETS

         The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated life of intangible and other long-lived assets, or whether the remaining balance of intangible and other long-lived assets should be evaluated for possible impairment. If and when such factors, events or circumstances indicate that intangible or other long-lived assets should be evaluated for possible impairment, the Company would make an estimate of undiscounted cash flows over the remaining lives of the respective assets in measuring recoverability.

         During the years ended December 31, 2001, 2000, and 1999, the Company recognized approximately $385,000, $1,312,932, and $0, respectively, of impairment in leasehold improvements, computers and equipment assets. See Note 4.

         REVENUE RECOGNITION

         The Company recognizes revenue in accordance with Statement of Position
         (SOP) No. 97-2, "Software Revenue Recognition". Under the guidance of SOP No. 97.2, no revenue is recognized until evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collection is probable. License fees and services are generally recognized as revenue ratably over the license period.

         PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost. Depreciation is computed using the straight line method over the estimated useful lives of the assets that range from three to five years. Replacements, maintenance and repairs which do not extend the lives of the respective assets are charged to expense as incurred.

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable, and debt. The carrying amounts of such financial instruments approximate their respective estimated fair value due to the short-term maturities and approximate market interest rates of these instruments.

         NET LOSS PER COMMON SHARE AND DILUTIVE SECURITIES

         Earnings (loss) per share is computed in accordance with SFAS No. 128, "Earnings per Share". Basic earnings per share is computed by dividing net income, after deducting preferred stock dividends accumulated during the period, by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period.

         The following is a summary of the securities that could potentially dilute basic loss per share in the future that were not included in the computation of diluted loss per share because to do so would be anti-dilutive.

                                                 Year Ended December 31,
                                        ----------------------------------------
                                           2001           2000          1999
                                        ----------------------------------------

         Convertible Preferred Stock     4,496,609             --             --
         Options                         7,697,880      8,716,659      6,925,863

         Warrants                       12,827,291      6,435,396        905,384
                                        ----------     ----------     ----------

            Total                       20,525,171     15,152,055     12,327,856
                                        ==========     ==========     ==========

         INCOME TAXES

         The Company accounts for income taxes using SFAS No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax liabilities and assets for expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recorded for deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

         ADVERTISING COSTS

         Advertising costs are expensed as incurred. The Company incurred $86,619 of advertising in 2001, $1,489,842 in 2000, and $587,000 in
         1999.

         RESEARCH AND DEVELOPMENT

         Research and development costs are charged to operations as incurred until such time as both technological feasibility is established and future economic benefit is assured. To date, such conditions have not been satisfied, and, accordingly, all software engineering and development costs have been expensed as incurred. See Note 8 for certain in-process research and development purchased in 1999.

         STOCK-BASED COMPENSATION

         The Company has elected to follow  Accounting  Principles Board Opinion
         No. 25, "Accounting for Stock Issued to Employees" and related interpretations, in accounting for its employee stock options rather than the alternative fair value accounting followed by SFAS No. 123 "Accounting for Stock-Based Compensation." APB No. 25 provides that the compensation expense relative to the Company's employee stock options is measured based on the intrinsic value of the stock option. SFAS No. 123 requires companies that continue to follow APB No. 25 to provide a pro-forma disclosure of the impact of applying the fair value method of SFAS No. 123.

         Equity instruments issued to non-employees are accounted for at fair value. The fair value of the equity instrument is determined using either the fair value of the underlying stock or the Black-Scholes option pricing model.

         RECLASSIFICATIONS

         Certain items have been reclassified to conform to current year presentation.

         RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of the gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedge asset or liability that are attributable to the hedge risk or (ii) the earnings effect of the hedge forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. On June 30, 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". SFAS No. 133 as amended by SFAS No. 137 is effective for all fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivatives Instruments and Certain Hedging Activities". SFAS No. 133 as amended by SFAS No. 137 and 138 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

         The Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes. Accordingly, SFAS 133, 137 and 138 do not affect the Company's financial statements.

         On December 3, 1999 the Securities and Exchange Commission ("SEC") staff issued Staff Accounting Bulletin No. 101 (SAB 101) "Revenue Recognition in Financial Statements" which reflects the basic principles of revenue recognition in existing generally accepted accounting principles. SAB 101 does not affect the Company's financial statements.

         In March 2000, the FASB issued Interpretation No. 44 (FIN 44), "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of APB No. 25. FIN No. 44 clarifies the application of APB No. 25 for (a) the definition of an employee for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN No. 44 became effective in July 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. FIN 44 did not have a material impact on the Company's financial position, results of operations, or cash flows.

         In June 2001, the FASB issued Statement No. 141 "Business Combinations". This statement replaces Accounting Principle Board ("APB") Opinion No. 16, "Business Combinations", and SFAS 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises". All business combinations in the scope of this statement are to be accounted for using the purchase method. The single method approach used in this statement reflects the conclusion that virtually all business combinations are acquisitions and, thus, all business combinations should be accounted for in the same way that other asset acquisitions are accounted -- based on the values exchanged. This statement does not change many of the provisions of Opinion 16 and Statement 38 related to the application of the purchase method. The provisions of this statement apply to all business combinations initiated after June 30, 2001, and all business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001, or later. FASB Statement 141 docs not affect the Company's financial statements.

         In June 2001, the FASB issued Statement No. 142 "Goodwill and Other Intangible Assets". This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets. It provides guidance on how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. FASB Statement No. 142 does not affect the Company's financial statements.

         In July 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations". This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and subsequently allocated to expense using a systematic and rational method. Adoption of this statement is required for fiscal years beginning after June 12, 2002. The adoption of Statement No. 143 is not expected to materially affect the Company's financial statements.

         In October 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Live Assets". This statement supersedes Statement No. 121 but retains many of its fundamental provisions. The statement also establishes a single accounting model, based on the framework established in Statement 121, for long-lived assets to be disposed of by sale. Additionally, the statement resolves significant implementation issues related to Statement No. 121. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The provision of Statement No. 144 is not expected to materially affect the Company's financial statements.

NOTE 2 - GOING CONCERN CONSIDERATIONS

         The accompanying consolidated financial statements have been presented in accordance with accounting principles generally accepted in the United States of America, which assume the continuity of the Company to continue as a going concern. However, the Company has incurred substantial losses resulting in an accumulated deficit of $60,623,600 as of December 31, 2001. The Company's current liabilities exceed current assets by $2,629,844 at December 31, 2001. These conditions raise substantial doubt as the ability of the Company to continue as a going concern.

         Management's plans with regards to these issues are as follows:

         o Expanding revenues by focusing on a small number of existing customers that management believes are growing and whose needs for Burstware are increasing.

         o Expanding revenues by finding a limited number of new customers that can benefit by utilizing either Burstware in its current form, or by licensing a combination of the Company's intellectual property and/or Burstware source-code.

         o Raising new investment capital, either in the form of equity or loans, sufficient to meet the Company's greatly reduced monthly operating expenses, until the revenues are sufficient to meet operating expenses on an ongoing basis.

         o    Management  is  in  the  process  of   renegotiating   outstanding
              short-term debt.

         Presently, the Company cannot ascertain the eventual success of management's plans with any degree of certainty. No assurances can be given that the Company will be successful in raising immediate capital or that the Company will achieve profitability or positive cash flows. If the Company is unable to obtain adequate additional financing and bring the Company to profitability or positive cash flows, there can be no assurance that the Company can continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the eventual outcome of the risks and uncertainty described above.

NOTE 3 - INVESTMENTS

         During the year ended December 31, 2001, the Company acquired and sold or exchanged 504,000 shares of available-for-sale securities for $841,720. These shares were originally valued upon acquisition at $1,166,150, resulting in realized losses of approximately $324,430.

         The Company had no remaining securities as of December 31, 2001.

NOTE 4 - PROPERTY AND EQUIPMENT

                                                    December 31,
                                              ------------------------
                                                2001           2000
                                              ---------      ---------

         Computer equipment                   $  61,879      $ 509,191

         Furniture                               15,000         94,426

         Office equipment                         5,000          5,000

         Software                                55,000         55,000

         Trade show booth                         5,000          5,000
                                              ---------      ---------

                                                141,879        668,617

         Less accumulated depreciation          (38,895)       (97,917)
                                              ---------      ---------

                                              $ 102,984      $ 570,700
                                              =========      =========

         During 2001 and the fourth quarter of 2000, management determined that certain computers and other equipment were not recoverable at their current book value, and certain leasehold improvements and other assets had been abandoned when sales offices were closed. Accordingly, the Company recognized losses and write-downs of approximately $385,000 and $1,312,932 during the years ended December 31, 2001 and 2000, respectively.

         Depreciation expense was $82,757, $592,494 and $209,198 for the years ended December 31, 2001, 2000, and 1999, respectively.

NOTE 5 - ACCRUED LIABILITIES

                                                      December 31,
                                                -----------------------
                                                  2001           2000
                                                -----------------------

         Accrued severance costs                $274,100       $     --
         Accrued wages and vacation              180,223        350,723
         Stock to be issued                       31,796             --
         Professional services                        --        117,247
         Other                                    18,454         47,903
                                                --------       --------
                                                $504,573       $515,873
                                                ========       ========

         During 2001, the Company closed and abandoned its sales offices. It also moved out of its San Francisco headquarters and moved to new smaller facilities in Santa Rosa,

         California. During the third quarter of 2001, the Company commenced settlement negotiations to terminate the lease with the landlord of the former San Francisco headquarters. Based upon the results of the in-process negotiations, the Company reduced its prior estimate of leasehold costs on abandoned leases by approximately $900,000, to approximately $330,000. In December 2001, the Company reached a final settlement whereas the Company issued a note payable in the amount of $50,000 due in 2005, and agreed to issue 300,000 shares of the Company's common stock valued at $12,000.

         Additionally, by December 31, 2001, the Company had terminated all but two of its remaining employees and had reached severance agreements with several former key officers and employees. The Company also entered into various settlement agreements with certain vendors, resulting in the issuance of notes payable (See note 7).

NOTE 6 - DEFERRED REVENUE

         During 2001, the Company entered into a licensing agreement with Eagle Wireless International, Inc. whereby Eagle Wireless issued 104,000 of its common stock valued at $322,400 in exchange for a two-year license for certain technological rights. The license agreement is effective the earlier of January 2002 or the commercial deployment of any products incorporating the technology licensed from Burst. Accordingly, the entire $322,400 has been deferred as of December 31, 2001.

NOTE 7 - NOTES AND OBLIGATIONS PAYABLE

                                                                                        December 31,
                                                                                 -------------------------
                                                                                   2001            2000
                                                                                 -------------------------
         6% convertible note payable to Mercer Management, Inc., interest
         and principal due December 28, 2001                                     $       --     $  500,000

         Notes payable to Gordon Rock (net of unamortized discount
         of $276,246)                                                               993,754             --

         Notes payable to investors, (net of unamortized discount of $4,280)        125,720             --

         Notes and obligations payable issued in connection with debt
          settlements                                                               208,735             --
                                                                                 ----------     ----------
                                                                                 $1,328,209     $  500,000
                                                                                 ==========     ==========

         NOTES PAYABLE TO GORDON ROCK

         In February and April 2001, the Company issued two notes payable to Gordon Rock in the aggregate principal amount of $350,000 at 9% collateralized by a security interest in the assets of the Company. Mr. Rock was a member of the Board of Directors at that time, but has since resigned his seat on the Board. Mr. Rock is also one of the Company's major stockholders and is deemed a related party.

         In August and September 2001, the Company issued a series of notes payable to Mr. Rock totaling an additional $305,000. Each of these notes bears interest at 9% and is collateralized by a security interest in all assets of the Company.

         In connection with the April, August and September notes, Mr. Rock received five-year warrants to acquire up to 183,333 shares of the Company's common stock at an exercise price of $.30 per share, 1,000,000 shares at $.20 per share, and 1,666,666 shares at $.15 per share. Accordingly, the Company recorded a discount on the notes for the fair value of the warrants issued using the Black-Scholes model. The resulting discount of $368,333 is being amortized over the term of the notes.

         In October and December 2001, the Company issued three additional notes to Mr. Rock for loans totaling $115,000, with interest ranging from prime (4.75% at December 31, 2001) plus 2% to 9%. The notes are collateralized by a security interest in all assets of the Company. In connection with these notes payable, Mr. Rock was issued 383,333 warrants to acquire common stock at $.30 per share.

         Accordingly, the Company recorded a discount on the notes for the fair value of the warrants issued using the Black-Scholes model. The discount of $23,900 is being amortized over the term of the notes.

         In December 2001, all of Mr. Rock's notes, originally expiring in various amounts from November 2001 through February 2002, were extended as follows: aggregate principal amount of $1,210,000 plus accrued interest due and payable in November 2002; aggregate principal amount of $30,000 plus accrued interest due in  November  2004;  and the  remaining  $30,000 of  principal  and accrued interest due in December 2004. In connection with the extensions, Mr. Rock received 2,600,000 additional warrants to buy shares of the Company's common stock at $.25 per share. In addition, the convertibility feature of the note payable to Mercer Management at December 31, 2000 was removed (see below). Accordingly, the Company recorded a discount on the notes for the fair value of the warrants issued using the Black-Scholes model. The discount of $151,060 is being amortized over the term of the notes.

         During 2000, the Company issued a 6% convertible note payable to Mercer Management, an affiliate of Mr. Rock. The note was convertible into a new series of Preferred Stock to be identified as Series A-2001 at a per share conversion price of Five Dollars ($5.00) at the option of the note holder. In conjunction with the issuance of the 2,600,000 warrants discussed above, the convertibility feature of this note was removed and the interest rate was changed from 6% to 9%.

         NOTES ISSUED TO INVESTORS

         In March 2001, the Company issued a $100,000 note payable to Robert Schacter, one of the Company's stockholders, at 10%, collateralized by 100,000 shares of Eagle Wireless International, Inc. common stock. In connection with the Schacter note issuance, in March 2001, the Company repriced 98,870 existing $5.00 warrants and issued 50,000 additional warrants to purchase a total of 148,870 shares of common stock at $0.875. The warrants were valued at $100,000, resulting in a discount on the note for the fair value of the warrants issued. The loan was repaid in full in May 2001 and the remaining unamortized discount was expensed.

         During 2001, the Company issued 9% convertible notes payable to Draysec Finance Limited, one of the Company's major stockholders, in the aggregate principal amount of $100,000, with interest and principal due in February and March 2002. The notes are convertible into a new series of preferred stock to be identified as Series A-2001 at a per share conversion price of $5.00 at the option of the noteholder.

         In addition during 2001, the Company issued a promissory note to an investor, in the principal amount of $30,000. The note is collateralized by a security interest in all assets of the Company. The note is due in March 2004 and bears interest at prime plus 2%. In connection with the note, the Company issued 100,000 warrants to the investor to acquire common stock at $.30 per share. Accordingly, the Company recorded a discount on the note for the fair value of the warrants issued using the Black-Scholes model. The discount totaling $4,280 is being amortized over the term of the note.

         During January 2000, the Company received $430,000 evidenced by notes payable convertible into common stock, due in one year. The conversion rate was the lower of: (1) $6.50, (2) 80% of the average closing price of the Company's publicly traded shares in the 20 trading days immediately preceding the closing of a then ongoing private placement, or (3) the price agreed in that private placement. Upon completion of the private placement discussed in Note 8 below, these and all other notes outstanding totaling $5,335,000, were converted into 1,333,750 shares of common stock as of January 31, 2000. The conversion price was $4.00 per share of common stock plus one warrant per share of common stock acquired by conversion. Each warrant has an exercise price of $5.00 and expires five years from the date of issue.

         NOTES AND OBLIGATIONS ISSUED IN CONNECTION WITH DEBT SETTLEMENTS

         During 2001, the Company entered into various settlement agreements with some of its vendors, employees and landlord. In connection therewith, the Company renegotiated its liabilities and reduced its overall obligations from approximately $2,718,600 to $208,735. Some settlements resulted in the recognition of extraordinary income. See
         Note 13. In addition, the Company issued 80,000 warrants to acquire common stock at $0.30 per share and 50,000 options to acquire common stock at $0.30 per share. The warrants were valued at $2,520 and the options were valued at $2,140, using the Black-Scholes model. As part of these settlements, the Company is obligated to issue an aggregate amount of 794,946 shares of its common stock. Accordingly, the Company recorded a liability for stock to be issued in the amount of $31,796.

         Maturities of long-term debt at December 31, 2001 are as follows:

                          2002                               $ 1,053,239
                          2003                                        --
                          2004                                   132,645
                          2005                                   142,325
                                                             -----------
                          Total                                1,328,209
                          Less: current Portion               (1,053,239)
                                                             -----------
                                                             $   274,970
                                                             ===========

NOTE 8 - EQUITY

         SHARE EXCHANGE AGREEMENT

         During 2001, the Company exchanged 1,500,000 shares of its common stock for 400,000 shares of Eagle Wireless International, Inc. common stock. This transaction was valued at $843,735, the estimated fair value of the Company's common stock at the date of the transaction.

         SALES OF COMMON STOCK

         During January 2000, the Company issued a total of 3,474,625 shares of its common stock and warrants to purchase 3,474,625 shares of its common stock for total proceeds of $13,898,500 in transactions with various investors, including some directors and employees of the Company. The price per share of common stock was $4.00, which included the issuance of one warrant for each share of stock sold. The gross proceeds were reduced by approximately $1,303,000 in transaction costs. Each warrant was exercisable for one share of common stock at an exercise price of $5.00 per share and expires 5 years from the date of issue. Those warrants contained anti-dilution provisions that adjust the exercise price and the number of shares exercisable there-under if shares of the Company's common stock were issued or deemed issued at prices below these warrant exercise price. The issuance of warrants during the year ended December 31, 2001, as described in Note 7, resulted in a decrease in the exercise price of these warrants to $4.30 per share and an increase of 831,262 warrant shares.

         In connection with this offering, the Company also issued 98,870 five-year warrants to purchase common stock at $8.4375 per share were issued to the placement agent. Compensation expense of $77,726 was recorded as a result of sales of stock to employees for the excess of fair value over the price paid.

         During August 2000, the Company issued a total of 857,633 shares of its common stock and warrants to purchase 857,633 shares of its common stock for total proceeds of $5,000,000 to SBC Venture Capital Corp. The price per share of common stock was $5.83 per share, which included the issuance of one warrant for each share of stock sold. The gross proceeds were reduced by approximately $460,214 in transaction costs. Each warrant is exercisable for one share of common stock at an exercise price of $5.83 per share and expires 3 years from the date of issue. Those warrants contained anti-dilution provisions that adjust the exercise price and the number of shares exercisable there-under if shares of the Company's common stock were issued or deemed issued at prices below these warrant exercise price. The issuance of warrants in the year ended December 31, 2001, as described in Note 7, resulted in a decrease in the exercise price of these warrants to $5.01 per share and an increase of 148,340 warrant shares.

         SHARES ISSUED IN DEBT SETTLEMENTS

         In connection with the January 2000 sale of common stock, the Company converted approximately $5,335,000 of notes payable to 1,333,750 shares of its common stock and issued warrants to purchase 1,333,750 of its common stock to the former debt holders.

         LIABILITY FOR STOCK TO BE ISSUED

         In connection with several settlement agreements, to Company agreed to issue 794,946 shares of its common stock valued at $31,796. See Note 7.

         STOCK ISSUED FOR SERVICES

         During 1999, the Company issued 499 shares of common stock to a contractor in lieu of cash for services performed. An expense of $4,054 was recorded as sales and marketing expense, based on the fair value of the shares issued.

         PURCHASE OF INTELLECTUAL PROPERTY THROUGH ISSUANCE OF COMMON STOCK

         During 1999, the Company acquired certain intellectual property owned by Timeshift-TV, Inc. for 200,000 shares of common stock. The Company recorded $1,330,000 of expense for the in-process research and development costs purchased in connection with this acquisition. Timeshift-TV, Inc., an inactive corporation that owned patented rights sought by the Company, was owned at the time of purchase by the Company's president and two of the Company's management employees.

         EXERCISE OF STOCK OPTIONS AND WARRANTS

         During 2000, options were exercised to purchase 283,289 shares of common stock at a weighted average price of $1.91. Warrants were exercised to purchase 50,000 shares of common stock at $1.00 per share.

         SHARES RETURNED

         In December 2001, a significant shareholder returned 2,913,167 shares of common stock to the Company for personal tax purposes.

         SETTLEMENT OF PRIOR OFFERING COSTS

         During the year ended December 31, 2000, the Company had accrued approximately $630,000 of costs in connection with various stock offerings. During 2000, disputes arose between the Company and the investment banking firm over the meaning and the interpretation of the respective parties' obligations.

         During the year ended  December  31, 2001,  the Company  entered into a settlement agreement with the investment banking firm whereby both parties dismissed each other of any further obligations. As a result, the Company adjusted additional paid-in-capital and the related liability, to reverse previously recorded stock issuance costs.

NOTE 9 - STOCK OPTIONS

         On November 6, 1992 and April 29, 1998, the Board of Directors adopted the 1992 Stock Incentive Plan and 1998 Stock Inventive Plan, respectively. Under the plans, the Board may grant options to officers, key employees, directors and consultants. Incentive stock options may be granted at not less than 100% of the fair market value of the stock on the date the option is granted. The option price of stock not intended to qualify as incentive stock options may not be less than 85% of the fair market value on the date of grant. The maximum term of the options cannot exceed ten years. A total of 3,500,000 and 4,000,000 shares have been reserved for issuance under the plans, respectively. Certain options are still outstanding from prior to the 1992 and 1998 plans that carried similar terms.

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

         During 2000, the Company repriced all options held by the 20 remaining employees and Board members. The revised exercise price was $0.2812 per share.

         During 2000, the Company issued stock options in lieu of cash for services performed, covering 8,621,242 shares of the Company's common stock at exercise prices ranging from $.2812 to $4.50 per share, expiring by December 2005. $332,563 was recorded as a general and administrative expenses based on the fair value of the stock options issued.

         During 2001, the Company granted options to purchase 150,000 shares of common stock exercisable at $0.2812 per share to an independent contractor. In addition, during 2001, existing options granted to employees under variable plan accounting and unvested options being earned by contractors were revalued, resulting in a net reduction in stock-based compensation of $280,400. Furthermore, as a result of severance agreements with certain senior officials, the lives of their options were extended to one year after termination or the full contractual life instead of expiring within a shorter time. These extensions resulted in a stock-based compensation charge of approximately $127,947. These two adjustments resulted in a net reduction in stock-based compensation of approximately $152,453.

         During 2001, the Company granted options to purchase 250,000 shares of common stock at an exercise price of $0.18 to Silicon Prairie Partners, LP, an affiliate of John Micek III, a member of the Board of Directors. The Company also granted options to purchase 100,000 options of common stock to an employee at an exercise price of $0.1875 per share.

         The Company also granted a former employee options to purchase 50,000 shares of common stock at an exercise price of $0.30 per share in connection with a settlement agreement. See note 7.

         The Company applies APB opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for options issued to employees. Compensation cost for stock options is measured at the intrinsic value, which is the excess of the market price of the Company's common stock at the date of grant over the amount the recipient must pay to acquire the common stock.

         Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation", requires the Company to provide pro forma information regarding net income (loss) and earnings
         (loss) per share as if compensation cost for employee stock options has been determined in accordance with the fair value based method prescribed by SFAS 123.

         The per share weighted average fair value of stock options granted during 2001, 2000 and 1999 was $0.21, $1.43, and $5.23, respectively, on the date of grant using the Black-Scholes pricing model with the following weighted average assumptions: volatility of 217%, 251%, and 117%, respectively; expected dividend yield of 0% for all years; risk free interest rate of approximately 4%, 6%, and 6%, respectively; and an expected life of 2.5 years for 2001, 2000 and 1999.

         The option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, valuation models require input of highly subjective assumptions, including the expected price volatility. Since the Company's stock options have characteristics significantly different from those of traded options, and since variations in the subjective input assumptions can materially affect the fair value estimate, the actual results can vary significantly from estimated results.

         Under the accounting provision of SFAS 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                              2001                     2000                    1999
                                              ----                     ----                    ----
      Net loss:
        As reported                        $(3,577,322)            $(19,609,984)            $(12,977,729)
                                           ===========             ============             ============
        Pro forma                          $(3,665,937)            $(23,422,527)            $(17,356,482)
                                           ===========             ============             ============

      Net loss per share:
        As reported                        $  (0.17)                  $ (0.98)                 $ (1.42)
                                           ========                   =======                  =======
        Pro forma                          $  (0.17)                  $ (1.17)                 $ (1.90)
                                           ========                   =======                  =======

         Stock options activity for 1999, 2000 and 2001 is as follows:

                                               Number of Shares      Weighted Average Exercise Price
                                               ----------------      -------------------------------
      Balance on December 31, 1998                6,289,263             $ 2.52
                                                 ----------             ------

      Options granted                             1,302,000               6.65
      Options exercised                            (111,800)              1.01
      Options expired                              (200,000)              1.00
      Options forfeited                            (353,600)              2.78
                                                 ----------             ------

      Balance on December 31, 1999                6,925,863               3.36
                                                 ----------             ------

      Options granted                             8,664,742               1.33
      Options exercised                            (273,355)              1.91
      Options expired                               (94,225)              1.86
      Options forfeited                          (6,506,366)              4.09
                                                 ----------             ------

      Balance on December 31, 2000                8,716,659               1.04
                                                 ----------             ------

      Options granted                               550,000               0.22
      Options exercised                                   0                  0
      Options expired                               (30,500)              6.96
      Options forfeited                          (1,538,279)              2.43
                                                 ----------             ------

      Balance on December 31, 2001                7,697,880             $ 0.84
                                                 ==========             ======

         Stock options outstanding and exercisable at December 31, 2001 are as follows:

                                                  Options Outstanding                         Options Exercisable
                                                  -------------------                         -------------------

                                         Weighted Average     Weighted Average                            Weighted Average
                    Shares Outstanding   Exercise Price       Remaining Life       Shares Outstanding     Exercise Price
                    ------------------   --------------       --------------       ------------------     --------------
    $0.18-$0.28     5,442,543              $0.28                 2.25              5,351,837                $0.28
    $0.50-$1.00     1,300,000              $0.98                 3.43              1,290,000                $0.99
    $1.37-$3.00       495,087              $2.00                 2.93                495,087                $2.00
    $3.13-$5.00       279,250              $3.95                 3.89                276,125                $3.94
    $5.75-$9.72       181,000              $8.69                 3.10                156,000                $7.11
                    ---------              -----                 ----              ---------                -----
                    7,697,880              $0.84                 2.57              7,569,049                $0.79
                    =========              =====                 ====              =========                =====

NOTE 10 - LEASE COMMITMENTS

         The Company leases its office space under a one year operating lease which provides for one-year extensions. The lease was extended to April 30, 2003.

         Rent expense for the years ended December 31, 2001, 2000 and 1999 was $404,283, $299,077 and $104,969, respectively.

         Future minimum lease payments at December 31, 2001 are as follows:

               Year ended December 31,
                 2002                                     $ 11,340
                 2003                                        3,780
                                                          --------
               Total                                      $ 15,120
                                                          ========

NOTE 11 - INCOME TAXES

         At December 31, 2001, the Company had net operating loss carry-forwards for federal income tax purposes of approximately $43,832, which are subject to annual limitations, and are available to offset future taxable income, if any, through 2021 and net operating loss carry-forwards for state income tax purposes of approximately $20,300,000, which are available to offset future state taxable income through 2011.

         The temporary differences that give rise to deferred tax assets and liabilities at December 31, 2001 and 2000 are as follows:

                                                                     2001                      2000
                                                                     ----                      ----
               Deferred tax assets:
                Net operating losses                              $ 16,656,000            $ 15,599,800
                Depreciation, amortization and basis                         0                 107,400
                 differences
                Compensation accruals                                  178,600                 759,400
                Research and experimentation credit                    421,900                 421,900
                State income tax effect on federal                    (661,200)               (647,500)
                Other                                                        0                  61,100
                                                                  ------------            ------------

          Total deferred tax assets                                 16,595,300              16,302,100

      Less valuation allowance                                     (16,595,300)            (16,302,100)
                                                                  ------------            ------------

          Net deferred tax assets                                 $         --            $         --
                                                                  ============            ============

       The net change in the valuation allowance for the years ended December 31, 2001 and 2000 was an increase of $293,200 and an increase of $6,876,300, respectively. In assessing the amount of deferred tax assets to be recognized, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. It is not possible at this time to determine that the deferred tax assets are more likely to be realized than not. Accordingly, a full valuation allowance has been established for all periods presented.

       The Tax Reform Act of 1986 imposed substantial restrictions on the utilization of net operating losses and tax credits in the event of an "ownership change", as defined by the Internal Revenue Code. All federal and state net operating loss carryforwards are subject to limitations as a result of these restrictions. If there should be a subsequent ownership change, as defined, the Company's ability to utilize its carryforwards could be reduced.

NOTE 12 - BUSINESS RISKS AND SEGMENT DISCLOSURES

         The Company's primary source of revenue is the licensing of Burst technology, and its success is largely dependent on this product. Changes in desirability of the product in the marketplace may significantly affect the Company's future operating results.

         The Company operates in one segment and accordingly has provided only the required enterprise wide disclosure. The Company recognized no foreign revenues in 2001, 2000, and 1999.

         The Company currently has five customers who are acting as resellers and use the Company's software in their business. Three customers accounted for approximately 53%, 26% and 13%, respectively, of the Company's total revenue in fiscal year 2001.

NOTE 13 -SETTLEMENTS AND EXTRAORDINARY GAINS

         During the year 2001, the Company entered and executed various settlements with employees and its landlord. Accordingly, rent and salaries previously recognized during the year as a result of prior oral agreements and estimates were offset against the related expenses of rent and salaries for approximately $1,116,000.

         During the year ended December 31, 2000, the Company had accrued approximately $629,000 of costs in connection with various stock offerings. During 2000, disputes arose between the Company and the investment banking firm over the meaning and the interpretation of the respective parties' obligations. During the year ended December 31, 2001, the Company entered into a settlement agreement with the investment banking firm whereby both parties dismissed each other of any further obligations. As a result, the Company adjusted additional paid-in-capital and the related liability.

         During  the  year  2001,  the  Company  entered  and  executed  various settlements with some vendors and creditors. As a result of these settlements, the Company recognized approximately $643,000 of extraordinary gain.

NOTE 14 - QUARTERLY INFORMATION (UNAUDITED)

         The summarized quarterly financial data presented below reflect all adjustments which, in the opinion of management, are of a normal and recurring nature necessary to present fairly the results of operations for the periods presented.

                                                                     Year Ended December 31, 2001
                                                                     ----------------------------
                                          First Quarter    Second Quarter     Third Quarter    Fourth Quarter        Total
                                          -------------    --------------     -------------    --------------     --------------
         Net Revenue                      $     31,323      $     26,437      $     23,076      $     57,183      $      138,019

         Gross Profit                           31,323            26,437            23,076            57,183             138,019

         Operating Income/(Loss)            (3,854,208)       (1,239,824)          743,618           643,775          (3,706,639)

         Basic and diluted
         Income/loss per common share     $      (0.21)     $      (0.06)     $       0.03      $       0.07      $        (0.17)

                                                                     Year Ended December 31, 2000
                                                                     ----------------------------
                                          First Quarter    Second Quarter     Third Quarter    Fourth Quarter        Total
                                          -------------    --------------     -------------    --------------     --------------
         Net Revenue                      $     75,012      $    311,136      $     94,377      $     18,851      $      499,375

         Gross Profit
                                                44,741           311,136            93,891            18,844             468,612

         Operating Loss                     (3,768,166)       (6,166,446)       (4,613,669)       (5,008,419)        (19,556,700)

         Net Loss                           (3,799,140)       (6,260,264)       (4,680,188)       (4,870,392)        (19,609,984)

         Basic and diluted                $      (0.24)     $      (0.33)     $      (0.24)     $      (0.17)     $        (0.98)
          loss per common share

         2001 FOURTH QUARTER ADJUSTMENTS

         During the fourth quarter of 2001, the Company recorded certain adjustments that are considered material to the Company's financial position and operating results for the fourth quarter of 2001. The following is an analysis of these adjustments:

                                                                  Increase (Decrease)
                                                 -----------------------------------------------------
                                                                                                                (Increase)
                                                    Assets            Liabilities     Stockholders' Equity    Decrease Net Loss
                                                 -----------          -----------          -----------          -----------
         Vendors settlements                     $   (84,615          $  (733,273)         $     4,660          $   643,998

         Employees settlements                            --             (867,863)              19,796              848,067

         Pre-offering Costs
          settlement                                      --             (629,000)             629,000                   --

         Lease settlement                                 --             (279,726)              12,000              267,726

         Revaluation of Options                           --                   --             (488,053)             488,053
                                                 -----------          -----------          -----------          -----------
                                                 $   (84,615)         $(2,509,862)         $   177,403          $ 2,247,844
                                                 ===========          ===========          ===========          ===========

         Significant  2000  fourth  quarter  adjustments   included  losses  and
         write-downs of fixed assets. See Note 4.

NOTE 15 - SUBSEQUENT EVENTS

         Subsequent to year-end, the Company issued three promissory notes to investors in the aggregate principal amount of $130,000. The notes bear interest at prime plus 2% and are due in 2005. In connection with these notes, the Company issued warrants to purchase 433,333 shares of its common stock at $0.30 per share.