Form 10QSB
period 2002-03-31
BURST COM INC
filed 2002-05-15
CIK 865753

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.



                  For the quarterly period ended March 31, 2002



[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.



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

                                 (707) 541-3870
                (Issuer's Telephone Number, Including Area Code)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 [X] YES [ ] NO

There were 19,683,554 shares of the Issuer's $.00001 par value common stock outstanding as of May 12, 2002

                                 BURST.COM, INC.

                                  FORM 10-Q SB

                                 MARCH 31, 2002

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                                 3

   ITEM 1. FINANCIAL STATEMENTS
                 Balance Sheets                                                3
                 Statements of Operations                                      4
                 Statements of Cash Flows                                      5
                 Notes to Financial Statements                                 7
   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION          13

PART II - OTHER INFORMATION                                                   16

   ITEM 1. LEGAL PROCEEDINGS                                                  16
   ITEM 2. CHANGES IN SECURITIES                                              16
   ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                    16
   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                16
   ITEM 5. OTHER INFORMATION                                                  17
   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                   17

SIGNATURES                                                                    17

                          PART I Financial Information


Item 1. Financial Statements.

                        BURST.COM, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                                                          March 31,    December 31,
                                                                                                            2002          2001
                                                                                                        ------------   ------------
                                                                                                        (Unaudited)
CURRENT ASSETS:

     Cash and cash equivalents                                                                          $      2,606   $      6,112
     Accounts receivable, net                                                                                  7,540         17,500
     Prepaid expenses and other current assets                                                                 8,936         12,258
                                                                                                        ------------   ------------

         Total Current Assets                                                                                 19,082         35,870
                                                                                                        ------------   ------------


Property and Equipment, net                                                                                   91,463        102,984
                                                                                                        ------------   ------------

Other assets                                                                                                   2,700          2,700
                                                                                                        ------------   ------------

TOTAL ASSETS                                                                                            $    113,245   $    141,554
                                                                                                        ============   ============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:

     Accounts payable                                                                                   $    636,106   $    692,423
     Accrued expenses                                                                                        340,176        504,573
     Accrued interest                                                                                        133,894         93,079
     Deferred revenue                                                                                        282,100        322,400
     Notes and obligations payable, current portion                                                        1,130,620      1,053,239
                                                                                                        ------------   ------------

         Total Current Liabilities                                                                         2,522,896      2,665,714
                                                                                                        ------------   ------------

LONG TERM LIABILITIES                                                                                        567,346        274,970
                                                                                                        ------------   ------------


STOCKHOLDERS' DEFICIT:

     Common stock                                                                                                191            187
     Additional paid-in-capital                                                                           57,876,016     57,823,883
     Accumulated Deficit                                                                                 (60,853,204)   (60,623,200)
                                                                                                        ------------   ------------

         Total Stockholders' Deficit                                                                      (2,976,997)    (2,799,130)
                                                                                                        ------------   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIIT                                                            $    113,245   $    141,554
                                                                                                        ============   ============



   The accompanying notes are an integral part of these financial statements.

                                        3

                        BURST.COM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)


                                                                                                  2002                     2001
                                                                                              ------------             ------------
REVENUE                                                                                       $     70,300             $     31,323


COSTS AND EXPENSES:

     Research and development                                                                       12,600                  147,542
     Sales and marketing                                                                             7,263                  260,661
     Restructuring costs                                                                              --                  2,705,866
     General and administrative                                                                    173,679                  823,752
                                                                                              ------------             ------------

         Total Costs and Expenses                                                                  193,542                3,937,821
                                                                                              ------------             ------------

LOSS FROM OPERATIONS                                                                              (123,242)              (3,906,498)
                                                                                              ------------             ------------

OTHER INCOME (EXPENSES)

     Interest income                                                                                15,765                    8,134
     Interest expense                                                                             (117,240)                 (23,062)
     Other, net                                                                                     (5,287)                (567,839)
                                                                                              ------------             ------------

         Total Other Income (Expenses)                                                            (106,762)                (582,767)
                                                                                              ------------             ------------

NET LOSS                                                                                      $   (230,004)            $ (4,489,265)
                                                                                              ------------             ------------

NET LOSS PER SHARE, BASIC AND DILUTED                                                         $      (0.01)            $      (0.21)
                                                                                              ------------             ------------

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                                            19,105,575               21,148,125
                                                                                              ============             ============


   The accompanying notes are an integral part of these financial statements.

                        BURST.COM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)


                                                                                                        2002               2001
                                                                                                     ---------          -----------
Cash flows from operating activities:

     Net loss                                                                                        $(230,004)         $(4,489,265)

      Adjustments to reconcile net loss
          to net cash used by operating activities:
          Depreciation and amortization                                                                 11,521               48,195
          Loss on asset impairments                                                                       --                 56,584
          Non-cash interest expense                                                                     75,324                8,300
          Reserve against loan to officer                                                                 --                157,190
          Realized and unrealized losses on sale of marketable securities                                 --                562,931
          Compensation from stock and option awards to employees                                          --                366,000
      Changes in operating assets and liabilities:
          Accounts receivable                                                                            9,960              (18,630)
          Prepaid and other current assets                                                               3,322               17,192
          Loans to officers                                                                               --                (17,557)
          Accounts payable                                                                             (56,317)             336,070
          Accrued expenses                                                                              27,173            2,234,282
          Accrued interest                                                                              40,815                9,899
          Deferred revenue                                                                             (40,300)              20,000
                                                                                                     ---------          -----------

          Net Cash Used by Operating Activities                                                       (158,506)            (708,809)
                                                                                                     ---------          -----------

Cash flows from investing activities:

          Sales of property and equipment                                                                 --                 14,034
          Proceeds from sale of marketable securities                                                     --                118,475
                                                                                                     ---------          -----------

          Net Cash Used by Investing Activities                                                           --                132,509
                                                                                                     ---------          -----------

Cash flows from financing activities:

          Exercise of warrants                                                                          25,000                 --
          Proceeds from notes payable                                                                  130,000              350,000
                                                                                                     ---------          -----------

          Net Cash Provided by Financing Activities                                                    155,000              350,000
                                                                                                     ---------          -----------

Decrease in cash and cash equivalents                                                                   (3,506)            (226,300)

Cash and cash equivalents, beginning                                                                     6,112              296,584
                                                                                                     ---------          -----------
Cash and cash equivalents, end                                                                       $   2,606          $    70,284
                                                                                                     =========          ===========


   The accompanying notes are an integral part of these financial statements.


                        BURST.COM, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)

                                                                                                            2002             2001
                                                                                                         ---------         ---------
Supplemental disclosure of cash flow information:

     Cash paid for state franchise tax                                                                   $   --             $    504

     Cash paid for interest                                                                              $  1,101           $   --

Supplemental schedule of non-cash investing and financing activities:

     Shares issued against liability for stock to be issued                                              $ 12,000           $   --

     Notes issued in debt settlements - offset by accrued expenses                                       $179,570

     Offset of deferred revenue against accounts receivable                                              $   --             $287,225

     Exchange of common stock for licensing agreement - credited to
         deferred revenue                                                                                $   --             $322,400

     Exchange of common stock for marketable securities                                                  $   --             $843,750

     Discount related to warrants granted in conjunction with debt                                       $ 15,137           $100,000



   The accompanying notes are an integral part of these financial statements.

                        BURST.COM, INC. AND SUBSIDIAIRES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (Unaudited)


NOTE 1 -  BASIS OF PRESENTATION

          The condensed consolidated balance sheet as of March 31, 2002, the condensed consolidated statements of operations for the three months ended March 31, 2002 and 2001, and the condensed consolidated statements of cash flows for the three months ended March 31, 2002 and 2001 are unaudited. However, in the opinion of management, all adjustments (which include reclassifications and normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2002 and for all periods presented, have been made. The results of operation for the three-month period ended March 31, 2002 are not necessarily indicative of the operating results for the full year.

          These condensed consolidated financial statements and notes are presented in accordance with rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's December 31, 2001 Form 10-K.


NOTE 2 -  GOING CONCERN CONSIDERATIONS


          The accompanying condensed consolidated financial statements have been presented assuming the continuity of the Company as a going concern. However, the Company has incurred substantial losses resulting in an accumulated deficit of approximately $60.9 million as of March 31, 2002. The Company's current liabilities exceed current assets by approximately $2.5 million at March 31, 2002. These conditions raise substantial doubt as the ability of the Company to continue as a going concern.

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

          Presently, the Company cannot ascertain the eventual success of management's plans with any degree of certainty. No assurances can be given that the Company will be successful in raising immediate capital or that the Company will achieve profitability or positive cash flows. If the Company is unable to obtain adequate additional financing and bring the Company to profitability or positive cash flows, there can be no assurance that the Company can continue as a going concern. The
          accompanying   condensed  consolidated  financial

                        BURST.COM, INC. AND SUBSIDIAIRES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (Unaudited)

          statements do not include any adjustments that might result from the eventual outcome of the risks and uncertainty described above.

NOTE 3 -  PRIOR PERIOD CORRECTIONS

          During the year ended December 31, 2001, the Company entered into various settlement agreements with its vendors, employees and landlord. In connection therewith, the Company reduced its overall liabilities from approximately $2,388,900 to $208,735. In the Company's December 31, 2001 financial statements, the total liabilities of $2,388,900 were inadvertently disclosed as $2,718,600 in Note 7 to the financial statements. This error had no effect on the Company's financial position and results of operations as of and for the year ended December 31, 2001.

          Furthermore, in Note 14 to the December 31, 2001 financial statements, the decrease in total liabilities as a result of employee settlements should have been $538,137 instead of $867,863, and the decrease in net loss as a result of employee settlements should have been $518,341 instead of $848,067. These errors had no effect on the Company's financial position and results of operations as of and for the year ended December 31, 2001.

NOTE 4 -  MARKETABLE SECURITIES

          During the quarter ended March 31, 2001, the Company sold 93,200 shares of marketable securities resulting in a realized loss of $96,817. The remaining shares were reduced to their market value as of March 31, 2001, resulting in unrealized losses of $466,114, also included in other expenses.

NOTE 5 -  DEFERRED REVENUE

          During 2001, the Company entered into a licensing agreement with Eagle Wireless International, Inc. whereby Eagle Wireless issued 104,000 of its common stock valued at $322,400 in exchange for a two-year license for certain technological rights. The license agreement is effective the earlier of January 2002 or the commercial deployment of any products incorporating the technology licensed from Burst. During the quarter ended March 31, 2002, the Company recognized revenue of $40,300 in conjunction with this agreement, reducing deferred revenue to $282,100 as of March 31, 2002.

 NOTE 6 - NOTES AND OBLIGATIONS PAYABLE

                                                                           March 31,          December 31,
                                                                     ------------------------------------------
                                                                                2002                 2001
                                                                                ----                 ----
           Notes payable to Gordon Rock (net of unamortized discount
           of $209,681 and $276,246, respectively)                          $ 1,121,318          $  993,754

           Notes payable to investors, (net of unamortized discount
           of $11,657 and $4,280, respectively)                                 188,343             125,720

           Notes and obligations payable issued in connection with
           debt settlements                                                     388,305             208,735
                                                                            -----------          ----------
                                                                            $ 1,518,396          $1,328,209
                                                                            ===========          ==========

                        BURST.COM, INC. AND SUBSIDIAIRES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (Unaudited)

NOTE 6 -  NOTES AND OBLIGATIONS PAYABLE (CONTINUED)

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

          In October and December 2001, the Company issued three additional notes to Mr. Rock for loans totaling $115,000, with interest ranging from prime plus 2% to 9%. The notes are collateralized by a security interest in all assets of the Company. In connection with these notes payable, Mr. Rock was issued 383,333 warrants to acquire common stock at $.30 per share. Accordingly, the Company recorded a discount on the notes for the fair value of the warrants issued using the Black-Scholes model. The discount of $23,900 is being amortized over the term of the notes.

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

          During February 2002, the Company issued two additional notes to Mr. Rock for loans totaling $60,000, with interest at prime plus 2%. The notes are collateralized by a security interest in all assets of the Company. In connection with these notes, Mr. Rock was issued 200,000 warrants to acquire common stock at $.30 per share. Accordingly, the Company recorded a discount on the notes for the fair value of the warrants issued using the Black-Scholes model. The discount of $6,700 is being amortized over the respective terms of the notes.

                        BURST.COM, INC. AND SUBSIDIAIRES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (Unaudited)

NOTE 6 -  NOTES AND OBLIGATIONS PAYABLE (CONTINUED)

          NOTES ISSUED TO INVESTORS

          During 2001, the Company issued 9% convertible notes payable to Draysec Finance Limited, one of the Company's major stockholders, in the aggregate principal amount of $100,000, with interest and principal due in February and March 2002. The notes are convertible into a new series of preferred stock to be identified as Series A-2001 at a per share conversion price of $5.00 at the option of the noteholder. In November 2001, Draysec agreed to extend the due date of the loan to November 2002.

          In addition, during 2001, the Company issued a promissory note to an investor, in the principal amount of $30,000. The note is collateralized by a security interest in all assets of the Company. The note is due in December 2004 and bears interest at prime plus 2%. In connection with the note, the Company issued 100,000 warrants to the investor to acquire common stock at $.30 per share. Accordingly, the Company recorded a discount on the note for the fair value of the warrants issued using the Black-Scholes model. The discount totaling $4,280 is being amortized over the term of the note.

          During February 2002, the Company issued promissory notes to two investors, in the aggregate principal amount of $70,000. The notes are due in December 2004 and January 2005, respectively, and bear interest at prime plus 2%. In connection with the notes, the Company issued 233,333 warrants to the investors to acquire common stock at $.30 per share. Accordingly, the Company recorded a discount on the notes for the fair value of the warrants issued using the Black-Scholes model. The discount totaling $8,437 is being amortized over the respective terms of the notes.

          NOTES AND OBLIGATIONS ISSUED IN CONNECTION WITH DEBT SETTLEMENTS

          During 2001, the Company entered into various settlement agreements with some of its vendors, employees and landlord. In connection therewith, the Company renegotiated its liabilities and reduced its overall obligations from approximately $2,388,900 to $208,735. Some settlements resulted in the recognition of extraordinary income. In addition, the Company issued 80,000 warrants to acquire common stock at $0.30 per share and 50,000 options to acquire common stock at $0.30 per share. The warrants were valued at $2,520 and the options were valued at $2,140, using the Black-Scholes model. As part of these settlements, the Company is obligated to issue an aggregate amount of 794,946 shares of its common stock. Accordingly, the Company recorded a liability for stock to be issued in the amount of $31,796. During the quarter ended March 31, 2002, 300,000 of those shares valued at $12,000 were issued.

          During the quarter ended March 31, 2002, the Company entered into settlement agreements with two other employees. In connection therewith, the Company renegotiated its liabilities and reduced its obligations from $152,816 to $64,487. As part of these settlements, the Company is obligated to issue an aggregate amount of 103,361 shares of its common stock. Accordingly, the Company recorded a liability for stock to be issued in the amount of $3,547. In addition, some of the settlement agreements entered into by the Company with some of its former employees during the fourth quarter of 2001 were amended to include additional payments of $115,083. As a result of these settlements and revised settlement agreements, the Company recognized additional compensation expense of $32,841 during the quarter ended March 31, 2002.

                        BURST.COM, INC. AND SUBSIDIAIRES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (Unaudited)

NOTE 6 -  NOTES AND OBLIGATIONS PAYABLE (CONTINUED)

          Maturities of long-term debt at March 31, 2002 are as follows:

                          2002                                       $1,130,620
                          2003                                                -
                          2004                                          199,513
                          2005                                          367,833
                                                                     -----------
                          Total                                       1,697,966
                          Less: current Portion                      (1,130,620)
                                                                     -----------
                                                                     $ (567,346)
                                                                     ===========
 NOTE 7 - EQUITY

          LIABILITY FOR STOCK TO BE ISSUED

          During the quarter ended March 31, 2002, the Company agreed to issue 87,750 shares of its common stock at fair market value to independent consultants for services performed during the quarter. In connection with these agreements, the Company recognized $2,613 in consulting fees, offset by a liability for stock to be issued.

          EXERCISE OF WARRANTS

          During the quarter ended March 31, 2002, warrants to purchase 138,888 shares of the Company's common stock were exercised, for $25,000.

          SHARES ISSUED IN CONNECTION WITH SETTLEMENT AGREEMENTS

          During the fourth quarter of 2001, the Company had agreed to issue 794,946 shares of is common stock valued at $31,796 in connection with various settlement agreements. During the quarter ended March 31, 2002, 300,000 of these shares valued at $12,000 were issued. The remaining 494,946 shares valued at $19,796 are included in accrued expenses.

          SHARE EXCHANGE AGREEMENT

          During February 2001, the Company exchanged 1,500,000 shares of its common stock for 400,000 shares of Eagle Wireless International, Inc. common stock. This transaction was valued at $843,735, the estimated fair value of the Company's common stock at the date of the transaction.

NOTE 8 - STOCK OPTIONS

          In January 2001, the Company granted options to purchase 150,000 shares of common stock exercisable at $0.2812 to an independent contractor. In addition, existing options for employees under variable plan accounting and unvested options being earned by contractors were revalued, resulting in a net reduction in stock-based compensation of $250,000. Furthermore, as a result of severance agreements with certain senior officials, the lives of their options were extended to one year after termination or the full contractual life instead of expiring within a shorter time. These extensions resulted in a stock-based compensation charge of $616,000. During the fourth quarter of 2001, as a result of further negotiations with those senior officials, the stock-based compensation was reduced to $127,947.

                        BURST.COM, INC. AND SUBSIDIAIRES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (Unaudited)

NOTE 9 -  BUSINESS RISKS AND SEGMENT DISCLOSURES

          The Company's primary source of revenue is the licensing of Burst technology, and its success is largely dependent on this product. Changes in desirability of the product in the marketplace may significantly affect the Company's future operating results.

          The Company operates in one segment and accordingly has provided only the required enterprise wide disclosure. The Company recognized no foreign revenues during the quarters ended March 31, 2002 and 2001.

          The Company currently has five customers who are acting as resellers and use the Company's software in their business. Two customers accounted for approximately 57%, and 43% respectively, of the Company's total revenue during the quarter ended March 31, 2002.

NOTE 10 - SUBSEQUENT EVENTS

          Subsequent to March 31, 2002, the Company issued two promissory notes to Gordon Rock, in the aggregate principal amount of $160,000. The notes bear interest at prime plus 2% and are due in three years. In connection with the notes, the Company issued 300,000 warrants to Mr. Rock to acquire common stock at $0.30 per share.

          Subsequent to March 31, 2002, Mr. John J. Micek III and Mr. Trevor Bowen resigned from their position as directors.

ITEM 2. Management's Discussion and Analysis or Plan of Operation.

The following discussion of the financial condition and results of operations of Burst.com, Inc. should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the Notes thereto for the year ended December 31, 2001 included in the Company's Form 10-K.

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


     o    attracting immediate financing;


     o    delivering quality product that meets customer expectations;


     o    obtaining and expanding market acceptance of the products we offer;


     o    responding quickly to technological challenges from third parties;


     o forecasts of Internet usage and the size and growth of relevant markets;


     o    rapid technological changes in our industry and relevant markets; and


     o    competition in our market.



In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "predicts," "potential," "continue," "expects," "anticipates," "future," "intends," "plans," "believes," "estimates" and similar expressions. These statements are based on our current beliefs, expectations and assumptions and are subject to a number of risks and uncertainties. Actual results, levels of activity, performance, achievements and events may vary significantly from those implied by the forward-looking statements. These forward-looking statements involve risks and uncertainties that could cause our results to differ materially from those discussed. These risks and uncertainties include, but are not limited to, those described under the caption "Factors That May Impact Future Results" below and in our annual report on Form 10-K for the fiscal year ended December 31, 2001. These forward-looking statements are made as of the date of this report, and except as required under applicable securities law, we assume no obligation to update them or to explain the reasons why actual results may differ.

We believe that period-to-period comparisons of our operating results, including our revenues, cost of sales, gross margins, expenses, and capital expenditures may not necessarily provide meaningful results and should not be relied upon as indications of future performance. The Company does not believe that its historical growth rates are indicative of future growth or trends.

The Company has incurred significant losses since its inception, and as of March 31, 2002, it had an accumulated deficit of $60,853,204. There can be no assurance that the Company will achieve or sustain profitability and the Company believes that it will continue to incur net losses in 2002.

Overview

We are an independent provider of client/server network software for the delivery of video and audio information over networks. Our principal executive offices are located in Santa Rosa, California. Our software manages the delivery of video and audio content over various networks, including the Internet and corporate intranets, optimizing network efficiency and quality of service. Our Burstware(R) suite of software products enables companies to transmit video and audio files at Faster-Than-Real-Time(R) speed, which is accomplished by utilizing available bandwidth capacity to send more video or audio data to users than the players are demanding. This data is stored on the users' machine for playing on demand, thus isolating the user from noise and other network interference. The result is high quality, full-motion video and CD-quality audio to the end-user. Our revenue is derived from fees for software licenses, patent licenses, and some consulting services.

Results of Operations

Revenue recorded for the three-month period ended March 31, 2002 was $70,300 versus $31,323 during the same period in 2001. The revenue was due primarily to a licensing agreement with Eagle Wireless. The cost of revenue recorded for the quarter ended March 31, 2002 was zero. Research and development expenditures during the three-month period ended March 31, 2002 were $12,600, as compared to $147,542 during the same period in 2001. The decrease resulted from personnel reductions and curtailment of new product development and testing. There was no significant amount of research and development that would qualify for capitalization under SFAS 86.

Sales and marketing expenses during the three month period ended March 31, 2002 were $7,263 as compared to $260,661 during the same period in 2001. The decrease was primarily a result of staff reductions and curtailment of sales, support and product marketing activity in 2001 as part of our restructuring during that year.

During the three month period ended March 31, 2002, general and administrative expenses were $173,679, as compared to $823,752 during the same period in 2001. The decrease was primarily due to the slowdown in our operations and termination of employees both during 2001 as part of our restructuring.

Restructuring costs were $0 during the three-months ended March 31, 2002 as compared to $2,705,866 during the same period in 2001 The 2001 restructuring costs resulted primarily from steep staff reductions and moving from the company's San Francisco office.

We had a net loss from operations of $123,242 during the three month period ended March 31, 2002, as compared to $3,906,498 during the same period in 2001. The decreased losses resulted from reduction in workforce and operations discussed above.

Other expense, net was $106,762 for the three-month period ended March 31, 2002, as compared to $582,767 during the same periods in 2001. The decrease in other expenses, net, during 2002 compared to 2001 is due to realized and unrealized losses on sales of marketable securities of $562,931 during 2001. There were no securities during 2001.

The increase in interest expense during 2002 is due to an increase in non-cash interest expense of $75,324 resulting from amortization of a discount on notes payable.

Liquidity and Capital Resources

The opinion of our independent certified public accountants on the audited financial statements for the year ended December 31, 2001 contained an explanatory paragraph regarding doubt about our ability to continue as a going concern

Although we have been successful in our fundraising efforts to meet previous operating requirements, there can be no guarantee that we will be successful in future fundraising efforts. During the three months ended March 31, 2002, we raised $130,000 (net) in cash by issuing notes payable. As of March 31, 2002, we had cash reserves of approximately $2,606. We are currently in negotiations to obtain additional outside funding through loan financing and possibly the sale of our common stock to qualified investors. Any new funding raised may have a dilutive effect on our existing shareholders.

Changes in Financial Position

As of March 31, 2002, we had a working capital deficit of $2,503,814 as compared to a deficit of $2,629,844 at December 31, 2001. This $126,030 decrease reflects a $16,788 decrease in current assets and a decrease in current liabilities of $109,242. The decrease in current liabilities is mostly due to a decrease in accrued settlements, but this decrease is offset by increases in accrued interest and notes payable.

Net cash used in operating activities totaled $158,506 during the three months ended March 31, 2002, as compared to net cash used in operating activities of $708,809 during the three months ended March 31, 2001. The decrease reflects reduced operating activities.

Factors That May Impact Future Results

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

We develop complex software for media delivery, content management and storage. We depend on a limited number of key personnel who would be difficult to replace, and we may not be able to attract and retain management and technical personnel. We have yet to achieve very large commercial deployments. We began our current product line of software only recently and, as a result, your ability to evaluate our prospects may be limited. Our products could contain defects, which would reduce sales of those products or result in claims against us. Our future success in the licensing of our software may depend on our ability to keep pace with technological changes, which could result in a loss of revenues. If we do not develop new products or new product features in response to customer requirements or in a timely way, customers may not buy our products, which would seriously harm our business. We will not be able to sell sufficient quantities of our software products to sustain a viable software licensing business if the market for software media delivery products does not develop or if a competing technology displaces our products. We rely upon our sales of a small number of products, and the failure of any one of our products to be successful in the market could substantially reduce our revenue. Our software products generally have long sales cycles and implementation periods, which increase our costs in obtaining orders and reduce the predictability of our earnings.

Our success will depend, in large part, on our ability to protect the intellectual property that we have developed. If our proprietary technology infringes upon the intellectual property rights of others, our costs could increase and our ability to license our products or patents could be limited.

If software media technology or our method of implementing this technology is not accepted, we will not be able to sustain or expand our business. The markets in which we operate are highly competitive, and many of our competitors have much greater resources than we do, which may make it difficult for us to become profitable. Internal development efforts by our customers and new entrants to the market may increase competition. We depend on the continued growth and commercial acceptance of the Internet and we may face government regulation and legal uncertainties relating to the Internet.

A more detailed description of these risk factors can be found under the caption "Risks and Uncertainties" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2001.



                           PART II -- OTHER INFORMATION

Item 1.   Legal Proceedings

          We have no material legal proceedings against us or in process nor are we aware of any other legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect.


Item 2.   Changes in Securities.

          1. During the quarter ending March 31, 2002, the company issued the following securities in conjunction with the loans made to the
          Company:

               (a) Warrants to purchase 133,333 shares of common stock at an exercise price of $.30/share, issued to an individual investor in conjunction with a $40,000 loan to the Company.

               (b) Warrants to purchase 100,000 shares of common stock at an exercise price of $.30/share, issued to an individual investor in conjunction with a $30,000 loan to the Company.

               (c) Warrants to purchase 200,000 shares of common stock at an exercise price of $.30/share, issued to an individual investor in conjunction with a $60,000 loan to the Company..

          2. During the quarter ending March 31, 2002, the Company issued 300,000 shares of its common stock to a former landlord under the terms of a settlement agreement.

          3. During the quarter ending March 31, 2002, the company issued 138,888 shares of its common stock to an affiliate of Mr. John Micek, then a member of the Board of Directors, as the result of the exercise of an option at an exercise price of $.18/share.

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


Item 3.   Defaults upon Senior Securities
       None


Item 4.   Submission of Matters to a Vote of Security Holders
       None

Item 5.   Other Information

               (a) On April 25, 2002 the Company received $100,000 promissory note financing from Gordon Rock, secured by assets of the Company. Mr. Rock received 100,000 warrants to purchase the company's common stock at $.30/share, in conjunction with this loan.

               (b) On April 22, 2002, the company accepted the resignations of Trevor Bowen and John Micek from its Board of Directors. Both individuals will serve on the company's newly formed Advisory Board.

               (c) On April 1, 2002 the Company received $60,000 promissory note financing from Gordon Rock, secured by assets of the Company. Mr. Rock received 200,000 warrants to purchase the company' common stock at $.30/share, in conjunction with this loan.



Item 6.   Exhibits and Reports on Form 8-K.

(a)       Exhibits.
          None.


(b)       Reports on Form 8-K.
          None.




                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   BURST.COM, INC.

Date: May 14, 2002                                 By: /s/ Richard Lang
                                                   -----------------------------
                                                   Richard Lang, Chairman and
                                                   Chief Executive Officer