Form 10QSB
period 2002-06-30
BURST COM INC
filed 2002-07-25
CIK 865753

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2002

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

[X] YES    [  ] NO

There were 19,683,554 shares of the Issuer's $.00001 par value common stock outstanding as of June 30, 2002.

BURST.COM, INC. FORM 10-Q SB June 30, 2002 TABLE OF CONTENTS

PART I -FINANCIAL INFORMATION

Item 1. Financial Statements

BURST.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30,	December 31,
	2002	2001
	(Unaudited)

CURRENT ASSETS:

Cash and cash equivalents	$ 74,423	$ 6,112
Accounts receivable, net	40	17,500
Prepaid expenses and other current assets	5,613	12,258

Total Current Assets	80,076	35,870

Property and Equipment, net	79,943	102,984

Other assets	2,700	2,700

TOTAL ASSETS	$ 162,719	$ 141,554

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:

Accounts payable	$ 548,350	$ 692,423
Accrued expenses	352,952	504,573
Accrued interest	183,832	93,079
Deferred revenue	241,800	322,400
Notes and obligations payable, current portion	1,203,671	1,053,239

Total Current Liabilities	2,530,605	2,665,714

LONG TERM LIABILITIES	743,566	274,970

STOCKHOLDERS' DEFICIT:

Common stock	201	187
Additional paid-in-capital	58,021,742	57,823,883
Accumulated Deficit	(61,133,395)	(60,623,200)

Total Stockholders' Deficit	(3,111,452)	(2,799,130)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 162,719	$ 141,554

BURST.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001

(Unaudited)

	2002	2001

REVENUE	$ 40,050	$ 26,437

COSTS AND EXPENSES:

Research and development	940	11,360
Sales and marketing	-	28,547
Restructuring costs	-	258,896
General and administrative	209,790	967,458

Total Costs and Expenses	210,730	1,266,261

LOSS FROM OPERATIONS	(170,680)	(1,239,824)

OTHER INCOME (EXPENSES)

Interest income	-	2,344
Interest expense	(126,939)	(106,968)
Other, net	17,428	80,906

Total Other Income (Expenses)	(109,511)	(23,718)

NET LOSS	$ (280,191)	$ (1,263,542)

NET LOSS PER SHARE, BASIC AND DILUTED	$ (0.01)	$ (0.06)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING BASIC AND DILUTED	19,873,893	21,648,125

BURST.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001

(Unaudited)

	2002	2001

REVENUE	$ 110,350	$ 57,760

COSTS AND EXPENSES:

Research and development	13,540	158,902
Sales and marketing	-	289,208
Restructuring costs	-	2,964,762
General and administrative	374,967	1,791,210

Total Costs and Expenses	388,507	5,204,082

LOSS FROM OPERATIONS	(278,157)	(5,146,322)

OTHER INCOME (EXPENSES)

Interest income		10,478
Interest expense	(244,179)	(130,030)
Other, net	12,141	(486,933)

Total Other Income (Expenses)	(232,038)	(606,485)

NET LOSS	$ (510,195)	$ (5,752,807)

NET LOSS PER SHARE, BASIC AND DILUTED	$ (0.03)	$ (0.27)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING BASIC AND DILUTED	19,487,296	21,398,125

BURST.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2002

(Unaudited)
	2002	2001
Cash flows from operating activities:

Net loss	$ (510,195)	$ (5,752,807)

Adjustments to reconcile net loss
to net cash used by operating activities:
Depreciation and amortization	23,041	59,716
Loss on asset impairments	-	332,996
Non-cash interest expense	152,275	100,000
Reserve against loan to officer	-	157,190
Realized and unrealized losses on sale of marketable securities	-	452,260
Stock-based compensation	2,100	366,000
Changes in operating assets and liabilities:
Accounts receivable	17,460	255,795
Prepaid and other current assets	6,645	16,380
Loans to officers	-	(17,557)
Accounts payable	(144,073)	398,966
Accrued expenses	65,905	2,156,541
Accrued interest	90,753	23,124
Deferred revenue	(80,600)	20,000

Net Cash Used by Operating Activities	(376,689)	(1,431,396)

Cash flows from investing activities:

Sales of property and equipment	-	41,253
Proceeds from sale of marketable securities	-	701,353

Net Cash Provided by Investing Activities	-	742,606

Cash flows from financing activities:

Exercise of warrants	25,000	-
Proceeds from notes payable	350,000	550,000
Proceeds from sale of common stock	70,000	-
Payments on notes payable	-	(100,000)

Net Cash Provided by Financing Activities	445,000	450,000

Net Increase (Decrease) in cash and cash equivalents	68,311	(238,790)

Cash and cash equivalents, beginning	6,112	296,584
	-
Cash and cash equivalents, ending	$ 74,423	$ 57,794

BURST.COM, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2002

(Unaudited)
	2002	2001
Supplemental disclosure of cash flow information:

Cash paid for state franchise tax	$ -	$ 504

Cash paid for interest	$ 1,151	$ -

Supplemental schedule of non-cash investing and financing activities:

Shares issued against liability for stock to be issued	$ 37,956	$ -

Notes issued in debt settlements - offset by accrued expenses	$ 179,570	$ -

Offset of deferred revenue against accounts receivable	$ -	$ 287,225

Exchange of common stock for licensing agreement - credited to
deferred revenue	$ -	$ 322,400

Exchange of common stock for marketable securities	$ -	$ 843,750

Discount related to warrants granted in conjunction with debt	$ 62,817	$ -

NOTE 1 - BASIS OF PRESENTATION

The condensed consolidated balance sheet as of March 31, 2002, the condensed consolidated statements of operations for the three months and six months ended June 30, 2002 and 2001, and the condensed consolidated statements of cash flows for the six months ended June 30, 2002 and 2001 are unaudited. However, in the opinion of management, all adjustments (which include reclassifications and normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2002 and for all periods presented, have been made. The results of operation for the three-month and six-month periods ended June 30, 2002 are not necessarily indicative of the operating results for the full year.

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

NOTE 2 - GOING CONCERN CONSIDERATIONS

The accompanying condensed consolidated financial statements have been presented assuming the continuity of the Company as a going concern. However, the Company has incurred substantial losses resulting in an accumulated deficit of approximately $61.1 million as of June 30, 2002. The Company's current liabilities exceed current assets by approximately $2.45 million at June 30, 2002. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern.

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

Presently, the Company cannot ascertain the eventual success of management's plans with any degree of certainty. No assurances can be given that the Company will be successful in raising immediate capital or that the Company will achieve profitability or positive cash flows. If the Company is unable to obtain adequate additional financing and bring the Company to profitability or positive cash flows, there can be no assurance that the Company can continue as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the eventual outcome of the risks and uncertainty described above.

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

NOTE 4 - MARKETABLE SECURITIES

During the six months ended June 30, 2001, the Company sold 93,200 shares of marketable securities resulting in a realized loss of $96,817. The remaining shares were reduced to their market value as of June 30, 2001, resulting in unrealized losses of $466,114, also included in other expenses.

NOTE 5 - DEFERRED REVENUE

During 2001, the Company entered into a licensing agreement with Eagle Wireless International, Inc. whereby Eagle Wireless issued 104,000 of its common stock valued at $322,400 in exchange for a two-year license for certain technological rights. The license agreement is effective the earlier of January 2002 or the commercial deployment of any products incorporating the technology licensed from Burst. During the six months ended June 30, 2002, the Company recognized revenue of $80,600 in conjunction with this agreement, reducing deferred revenue to $241,800 as of June 30, 2002.

NOTE 6 - NOTES AND OBLIGATIONS PAYABLE

	June 30, 2000	December 31, 2001
Notes payable to Gordon Rock (net of unamortized discount of $149,791 and $276,246, respectively)	$ 1,340,209	$ 993,754
Notes payable to investors, (net of unamortized discount of $41,227 and $4,280, respectively)	218,773	125,720
Notes and obligations payable issued in connection with debt settlements	388,255	208,735
	$ 1,947,237	$ 1,328,209

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

During April 2002, the Company issued two additional notes to Mr. Rock for loans totaling $160,000, with interest at prime plus 2%. The notes are collateralized by a security interest in all assets of the Company. In connection with these notes, Mr. Rock was issued 300,000 warrants to acquire common stock at $.30 per share. Accordingly, the Company recorded a discount on the notes for the fair value of the warrants issued using the Black-Scholes model. The discount of $16,620 is being amortized over the respective terms of the notes.

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

During June 2002, the Company issued a promissory note to an investor, in the principal amount of $60,000. The note is due in June 2005, and bears interest at prime plus 2%. In connection with the note, the Company issued 200,000 warrants to the investor to acquire common stock at $.30 per share. Accordingly, the Company recorded a discount on the note for the fair value of the warrants issued using the Black-Scholes model. The discount totaling $30,629 is being amortized over the term of the note.

Notes and Obligations Issued in Connection with Debt Settlements

During 2001, the Company entered into various settlement agreements with some of its vendors, employees and landlord. In connection therewith, the Company renegotiated its liabilities and reduced its overall obligations from approximately $2,388,900 to $208,735. Some settlements resulted in the recognition of extraordinary income. In addition, the Company issued 80,000 warrants to acquire common stock at $0.30 per share and 50,000 options to acquire common stock at $0.30 per share. The warrants were valued at $2,520 and the options were valued at $2,140, using the Black-Scholes model. As part of these settlements, the Company was obligated to issue an aggregate amount of 794,946 shares of its common stock. Accordingly, the Company recorded a liability for stock to be issued in the amount of $31,796. During the six months ended June 30, 2002, all of those shares were issued.

During the six months ended June 30, 2002, the Company entered into settlement agreements with two other employees. In connection therewith, the Company renegotiated its liabilities and reduced its obligations from $152,816 to $64,487. As part of these settlements, the Company issued an aggregate amount of 103,361 shares of its common stock valued at $3,547. In addition, some of the settlement agreements entered into by the Company with some of its former employees during the fourth quarter of 2001 were amended to include additional payments of $115,083. As a result of these settlements and revised settlement agreements, the Company recognized additional compensation expense of $32,841 during the six months ended June 30, 2002.

Maturities of long-term debt at June 30, 2002 are as follows:

2002	$ 1,203,671
2003	--
2004	200,661
2005	542,905
Total	1,947,237
Less: current Portion	(1,203,671)
$ 743,566

NOTE 7 - EQUITY

COMMON STOCK ISSUED FOR CONSULTING SERVICES

During the six months ended June 30, 2002, the Company issued 113,750 shares of its common stock at fair market value to independent consultants for services performed during the period. In connection with these agreements, the Company recognized $4,713 in consulting fees

EXERCISE OF WARRANTS

During the six months ended June 30, 2002, warrants to purchase 138,888 shares of the Company's common stock were exercised, for $25,000.

SHARES ISSUED IN CONNECTION WITH SETTLEMENT AGREEMENTS

During the fourth quarter of 2001, the Company had agreed to issue 794,946 shares of is common stock valued at $31,796 in connection with various settlement agreements. In addition, during the six months ended June 30, 2002, the Company agreed to issue an additional 103,361 shares of its common stock valued at $3,547 in connection with new settlement agreements. All of these shares were issued during the six months ended June 30, 2002.

SALE OF COMMON STOCK

During the six months ended June 30, 2002, the Company issued 233,333 shares of its common stock to two investors, for net proceeds of $70,000.

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

The Company operates in one segment and accordingly has provided only the required enterprise wide disclosure. The Company recognized no foreign revenues during the six months ended June 30, 2002 and 2001.

The Company currently has five customers who are acting as resellers and use the Company's software in their business. Two customers accounted for approximately 73%, and 27% respectively, of the Company's total revenue during the six months ended June 30, 2002.

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

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

Some of the matters discussed in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this quarterly report on Form 10-Q include forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events, including, among other things:

- attracting immediate financing;

- delivering quality product that meets customer expectations;

- obtaining and expanding market acceptance of the products we offer;

- responding quickly to technological challenges from third parties;

- forecasts of Internet usage and the size and growth of relevant markets;

- rapid technological changes in our industry and relevant markets; and

- competition in our market.

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

The Company has incurred significant losses since its inception, and as of June 30, 2002, it had an accumulated deficit of $61,133,395. There can be no assurance that the Company will achieve or sustain profitability and the Company believes that it will continue to incur net losses in 2002.

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

Results of Operations

Revenue recorded for the three and six month period ended June 30, 2002 was $40,505 and $110,350, respectively, versus $26,437 and $57,760 during the same periods in 2001. The revenue was due primarily to a licensing agreement with Eagle Wireless. The cost of revenue recorded for the quarter ended June 30, 2002 was zero.

Research and development expenditures during the three and six month periods ended June 30, 2002 were $940 and $13,540, respectively, as compared to $11,360 and $158,902 during the same period in 2001. The decrease resulted from personnel reductions and curtailment of new product development and testing. There was no significant amount of research and development that would qualify for capitalization under SFAS 86.

Sales and marketing expenses during the three and six month periods ended June 30, 2002 were zero and zero respectively, as compared to $28,547 and $289,208 during the same periods in 2001. The decrease was the result of staff reductions and curtailment of sales, support and product marketing activity.

During the three and six month periods ended June 30, 2002, general and administrative expenses were $209,790 and $374,967, respectively, as compared to $967,458 and $1,791,210 during the same periods in 2001. The decrease was primarily due to a continued size reduction and efficiencies in our operations, as well as termination of employees during 2001 as part of our restructuring.

Restructuring costs were $0 during the six-months ended June 30, 2002 as compared to $2,964,762 during the same period in 2001 The 2001 restructuring costs resulted primarily from steep staff reductions and moving from the company's San Francisco office to the current office space in Santa Rosa, California.

We had a net loss from operations of $170,680 and $278,157, respectively, during the three and six month periods ended June 30, 2002, as compared to $1,239,824 and $5,146,322 during the same periods in 2001. The decreased losses resulted from reduction in workforce and operations discussed above.

Other income (expense), net, was $17,428 and $12,141 for the three and six month period ended June 30, 2002, as compared to $80,906 and $(486,933) during the same periods in 2001. The decrease in other expenses during the six month period ended June 30, 2002 is due to realized and unrealized losses on marketable securities during 2001. There were no sales of securities during 2002.

The increase in interest expense during the three and six months periods ended June 30, 2002 is due to an increase in non-cash interest expense of $75,324 and $152,325, respectively, resulting from amortization of a discount on notes payable.

Liquidity and Capital Resources

The opinion of our independent certified public accountants on the audited financial statements for the year ended December 31, 2001 contained an explanatory paragraph regarding doubt about our ability to continue as a going concern.

Although we have been successful in our fundraising efforts to meet previous operating requirements, there can be no guarantee that we will be successful in future fundraising efforts. During the six months ending June 30, 2002, we raised $350,000 in cash by issuing notes payable, and we raised an additional $70,000 through the sale of 233,333 shares of our common stock. As of June 30, 2002, we had cash reserves of approximately $74,423. We are currently in negotiations to obtain additional outside funding through loan financing and possibly the sale of our common stock to qualified investors. Any new funding raised may have a dilutive effect on our existing shareholders. In addition, the company also received $25,000 through exercise of warrants

Changes in Financial Position

As of June 30, 2002, we had a working capital deficit of $2,450,529 as compared to a deficit of $2,629,844 at December 31, 2001. This $179,315 decrease reflects a $44,206 increase in current assets and a decrease in current liabilities of $135,109. The decrease in current liabilities is mostly due to a decrease in accrued settlements, but this decrease is offset by increases in accrued interest and notes payable.

Net cash used in operating activities totaled $376,689 during the six months ended June 30, 2002, as compared to net cash used in operating activities of $1,431,396 during the six months ended June 30, 2001. The decrease reflects reduced operating activities.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On June 18, 2002, the company filed a lawsuit accusing software giant Microsoft Corporation of violations of the Patent Act, Sherman Act Sections 1 & 2, California Cartwright Act (anti-trust), California Business & Professions Code Section 17200 (unfair acts or practices), the California Trade Secrets Act and for breach of contract. Burst.com is being represented in the action by San Francisco law firm Hosie, Frost, Large & McArthur; and Palo Alto intellectual property law firm Carr-Ferrell, LLP.

In the complaint, filed in the U.S. District Court for the Northern District of California Tuesday, June 18th, Burst alleges that:

1. Microsoft's newly announced "Corona" product uses technologies and trade secrets misappropriated from Burst.com and is in violation of several U.S. patents issued to Burst.

2. Microsoft anticompetitively damaged Burst in violation of federal and state antitrust laws in many of the same ways that prompted the federal courts to find that it monopolized the market for Intel-compatible operating systems.

A complete copy of the complaint can be found on the company's web site: www.burst.com, or with the 8-K.

The company is seeking damages to be determined by the court. There is no guarantee that the company will be successful in its pursuit of this lawsuit against Microsoft.

Item 2. Changes in Securities.

1. Since December 31, 2001, the company issued the following securities in conjunction with the loans made to the Company:

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

(d) Warrants to purchase 200,000 shares of common stock at an exercise price of $.30/share, issued to an individual investor in conjunction with a $60,000 loan to the Company.

(e) Warrants to purchase 100,000 shares of common stock at an exercise price of $.30/share, issued to an individual investor in conjunction with a $100,000 loan to the Company.

(f) Warrants to purchase 200,000 shares of common stock at an exercise price of $.30/share, issued to an individual investor in conjunction with a $60,000 loan to the Company.

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

4. During the six months ending June 30, 2002, the Company issued 682,057 shares of its common stock as a result of severance settlements.

5. During the quarter ending June 30, 2002 the company sold 233,333 shares of stock for $.30/share.

6. During the quarter ending June 30, 2002, the company issued 30,000 shares of its common stock in conjunction with a consulting agreement.

7. During the six months ending June 30, 2002, 294,552 Warrants were issued under re-price commitments to two groups of Warrant holders.

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

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits.

None

(b) Reports on Form 8-K.

Form 8-K, filed on June 19, 2002, announced that the company had filed a patent infringement and anti-trust lawsuit against software developer Microsoft, Inc. A copy of the complaint is attached to the 8-K filing.

Item 7. Subsequent Events.

On July 1, 2002, the law firm of Brobeck, Phleger & Harrison, LLP joined the patent infringement and anti-trust legal action filed against Microsoft on behalf of the company on June 20th. Brobeck, Phleger & Harrison is a global law firm with offices in Washington D.C., New York, Los Angeles, San Francisco, London, Paris and other cities. The firm focuses entirely on intellectual property with an emphasis in technology. The firm has over 700 attorneys worldwide, including 60 full-time litigators in intellectual property. The addition of the firm to Burst's legal team in its litigation against Microsoft will not increase the company's costs.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: July 24, 2002	BURST.COM, INC. By: /s/ Richard Lang Richard Lang, Chairman and Chief Executive Officer