Form 10QSB
period 2002-09-30
BURST COM INC
filed 2002-11-14
CIK 865753

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-QSB

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2002
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

[X] YES    [  ] NO

There were 20,144,236 shares of the Issuer's $.00001 par value common stock outstanding as of September 30, 2002.

Transitional Small Business Disclosure Format: [  ] YES   [X] NO

BURST.COM, INC. FORM 10-Q SB June 30, 2002 TABLE OF CONTENTS

BURST.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30,	December 31,
	2002	2001
	(Unaudited)

CURRENT ASSETS:

Cash and cash equivalents	$ 7,058	$ 6,112
Accounts receivable, net	279	17,500
Prepaid expenses and other current assets	3,777	12,258

Total Current Assets	11,114	35,870

Property and Equipment, net	68,422	102,984

Other assets	2,700	2,700

TOTAL ASSETS	$ 82,236	$ 141,554

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:

Accounts payable	$ 418,408	$ 692,423
Loan payable, related party	100,000	-
Accrued expenses	360,594	504,573
Accrued interest	212,168	93,079
Deferred revenue	201,500	322,400
Notes and obligations payable, current portion	--	1,053,239

Total Current Liabilities	1,292,670	2,665,714

LONG TERM LIABILITIES	1,795,407	274,970

STOCKHOLDERS' DEFICIT:

Common stock	201	187
Additional paid-in-capital	58,244,983	57,823,883
Accumulated Deficit	(61,251,025)	(60,623,200)

Total Stockholders' Deficit	(3,005,841)	(2,799,130)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIIT	$ 82,236	$ 141,554

The accompanying notes are an integral part of these financial statements

BURST.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(Unaudited)

	2002	2001

REVENUE	$ 40,300	$ 23,076

COSTS AND EXPENSES:

Research and development	-	48,516
Sales and marketing	6,791	(94,522)
Restructuring costs	-	(910,790)
General and administrative	158,474	236,254

Total Costs and Expenses	165,265	(720,542)

INCOME (LOSS) FROM OPERATIONS	(124,965)	743,618

OTHER INCOME (EXPENSES)

Gain on debt extinguishment	112,932	-
Interest income	-	5,517
Interest expense	(105,597)	(256,739)
Other, net - including income on marketable securities	-	85,821

Total Other Income (Expenses)	7,335	(165,401)

NET INCOME (LOSS)	$ (117,630)	$ 578,217

NET INCOME (LOSS) PER SHARE, BASIC AND DILUTED	$ (0.00)	$ 0.03

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING BASIC AND DILUTED	20,138,958	21,648,125

The accompanying notes are an integral part of these financial statements

BURST.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(Unaudited)

	2002	2001

REVENUE	$ 150,650	$ 80,836

COSTS AND EXPENSES:

Research and development	13,540	207,418
Sales and marketing	6,791	194,686
Restructuring costs	-	2,053,972
General and administrative	533,441	2,027,464

Total Costs and Expenses	553,772	4,483,540

LOSS FROM OPERATIONS	(403,122)	(4,402,704)

OTHER INCOME (EXPENSES)

Interest income	-	15,995
Gain on debt extinguishment	112,932	-
Interest expense	(349,776)	(386,769)
Other, net - including loss on marketable securities	12,141	(401,112)

Total Other Income (Expenses)	(224,703)	(771,886)

NET LOSS	$ (627,825)	$ (5,174,590)

NET LOSS PER SHARE, BASIC AND DILUTED	$ (0.03)	$ (0.24)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING BASIC AND DILUTED
	19,704,517	21,398,125

The accompanying notes are an integral part of these financial statements

BURST.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(Unaudited)
	2002	2001
Cash flows from operating activities:

Net loss	$ (627,825)	$ (5,174,590)

Adjustments to reconcile net loss
to net cash used by operating activities:
Gain on debt extinguishment	(112,932)	-
Depreciation and amortization	34,562	71,236
Non-cash interest expense	229,276	318,800
Negotiated settlements	-	666,929
Writedowns and losses on disposal of fixed assets	-	358,047
Reserve against loan to officer	-	157,190
Realized and unrealized losses on sale of marketable securities	-	388,986
Rental deposit applied to rent expense	-	280,000
Stock-based compensation	4,114	339,600
Changes in operating assets and liabilities:
Accounts receivable	17,221	(19,430)
Prepaid and other current assets	9,968	36,568
Loans to officers	-	(17,557)
Other assets	-	34,637
Accounts payable	(155,814)	(508,423)
Accrued expenses	73,547	1,146,192
Accrued interest	119,089	58,834
Deferred revenue	(120,900)	-

Net Cash Used by Operating Activities	(529,694)	(1,862,981)

Cash flows from investing activities:

Sales of property and equipment	-	64,176
Proceeds from sale of marketable securities	-	777,164

Net Cash Provided by Investing Activities	-	841,340

Cash flows from financing activities:

Exercise of warrants	25,000	-
Proceeds from notes payable	350,000	855,000
Proceeds from loan from related party	100,000
Proceeds from sale of common stock	70,000	-
Payments on notes payable	(14,360)	(100,000)

Net Cash Provided by Financing Activities	530,640	755,000

Net Increase (Decrease) in cash and cash equivalents	946	(266,641)

Cash and cash equivalents, beginning	6,112	296,584
	-
Cash and cash equivalents, ending	$ 7,058	$ 29,943

The accompanying notes are an integral part of these financial statements

BURST.COM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(Unaudited)

	2002	2001
Supplemental disclosure of cash flow information:

Cash paid for state franchise tax	$ -	$ 504

Cash paid for interest	$ 1,411	$ -

Supplemental schedule of non-cash investing and financing activities:

Shares issued against liability for stock to be issued	$ 27,956	$ -

Notes issued in debt settlements - offset by accrued expenses	$ 179,570	$ -

Offset of deferred revenue against accounts receivable	$ -	$ 287,225

Exchange of common stock for licensing agreement - credited to
deferred revenue	$ -	$ 322,400

Exchange of common stock for marketable securities	$ -	$ 843,750

Discount related to warrants granted in conjunction with debt	$ 277,288	$ -

Warrants issued in debt settlement	$ 5,269	$ -

Negotiated settlements of accounts payable for fixed assets and
prior offering costs	$ -	$ 377,185

The accompanying notes are an integral part of these financial statements

NOTE 1 - BASIS OF PRESENTATION

The condensed consolidated balance sheet as of September 30, 2002, the condensed consolidated statements of operations for the three months and nine months ended September 30, 2002 and 2001, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2002 and 2001 are unaudited. However, in the opinion of management, all adjustments (which include reclassifications and normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2002 and for all periods presented, have been made. The results of operation for the three-month and nine-month periods ended September 30, 2002 are not necessarily indicative of the operating results for the full year.

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

NOTE 2 - GOING CONCERN CONSIDERATIONS

The accompanying condensed consolidated financial statements have been presented assuming the continuity of the Company as a going concern. However, the Company has incurred substantial losses resulting in an accumulated deficit of approximately $61.2 million as of September 30, 2002. The Company's current liabilities exceed current assets by approximately $1.25 million at September 30, 2002. These conditions raise substantial doubt as to the ability of the Company to continue as a going concern.

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

NOTE 3 - MARKETABLE SECURITIES

During the nine months ended September 30, 2001, the Company sold 400,000 shares of marketable securities resulting in a realized loss of $388,966, included in other expenses.

NOTE 4 - DEFERRED REVENUE

During 2001, the Company entered into a licensing agreement with Eagle Wireless International, Inc. whereby Eagle Wireless issued 104,000 of its common stock valued at $322,400 in exchange for a two-year license for certain technological rights. The license agreement is effective the earlier of January 2002 or the commercial deployment of any products incorporating the technology licensed from Burst. During the nine months ended September 30, 2002, the Company recognized revenue of $120,900 in conjunction with this agreement, reducing deferred revenue to $201,500 as of September 30, 2002.

NOTE 5 - NOTES AND OBLIGATIONS PAYABLE
	September 30,	December 31,
	2002	2001

Notes payable to Gordon Rock (net of unamortized discount of $272,384 and $276,246, respectively)	$1,217,616	$ 993,754

Notes payable to investors, (net of unamortized discount of $56,104 and $4,280, respectively)	203,896	125,720

Notes and obligations payable issued in connection with debt settlements	373,895	208,735

	$1,795,407	$1,328,209

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

On September 30, 2002, the maturities of all of the above notes payable to Mr. Rock, aggregating $1,270,000, were extended to January 15, 2005. In connection with the extensions, Mr. Rock received 1,000,000 additional warrants to buy shares of the Company's common stock at $.75 per share. Accordingly, the Company recorded a discount on the notes for the fair value of the warrants issued using the Black-Scholes model. The discount of $198,100 will be amortized over the term of the notes.

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

On September 30, 2002, the maturities of the Draysec notes were extended to January 15, 2005. In connection with the extensions, Draysec received 82,645 warrants to buy shares of the Company's common stock at $.75 per share. Accordingly, the Company recorded a discount on the notes for the fair value of the warrants issued using the Black-Scholes model. The discount of $16,372 will be amortized over the term of the notes.

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

Accordingly, the Company recorded a liability for stock to be issued in the amount of $31,796. During the nine months ended September 30, 2002, all of those shares were issued.

During the nine months ended September 30, 2002, the Company entered into settlement agreements with two other employees. In connection therewith, the Company renegotiated its liabilities and reduced its obligations from $152,816 to $64,487. As part of these settlements, the Company issued an aggregate amount of 103,361 shares of its common stock valued at $3,547. In addition, some of the settlement agreements entered into by the Company with some of its former employees during the fourth quarter of 2001 were amended to include additional payments of $115,083. As a result of these settlements and revised settlement agreements, the Company recognized additional compensation expense of $32,841 during the nine months ended September 30, 2002.

Maturities of long-term debt at September 30, 2002 are as follows:

2004	$ 20,000
2005	1,775,407
2006	-
2007	-
Total	1,795,407
Less: current portion	( -)
$ 1,795,407

NOTE 6 - LOAN PAYABLE - RELATED PARTY

During the three months ended September 30, 2002, the Company borrowed $100,000 from Gordon Rock. The loan was repaid subsequent to September 30, 2002.

NOTE 7 - EQUITY

COMMON STOCK ISSUED FOR CONSULTING SERVICES

During the nine months ended September 30, 2002, the Company issued 138,750 shares of its common stock at fair market value to independent consultants for services performed during the period. In connection with these agreements, the Company recognized $4,114 in consulting fees.

EXERCISE OF WARRANTS

During the nine months ended September 30, 2002, warrants to purchase 138,888 shares of the Company's common stock were exercised, for $25,000.

SHARES ISSUED IN CONNECTION WITH SETTLEMENT AGREEMENTS

During the fourth quarter of 2001, the Company had agreed to issue 794,946 shares of is common stock valued at $31,796 in connection with various settlement agreements. In addition, during the six months ended June 30, 2002, the Company agreed to issue an additional 103,361 shares of its common stock valued at $3,547 in connection with new settlement agreements. All of these shares were issued during the nine months ended September 30, 2002.

SALE OF COMMON STOCK

During the nine months ended September 30, 2002, the Company issued 233,333 shares of its common stock to two investors, for net proceeds of $70,000.

WARRANTS ISSUED IN DEBT SETTLEMENT

During the quarter ended September 30, 2002, the Company issued 30,000 warrants to acquire common stock at $0.75 to a vendor in connection with a debt settlement. See Note 10. The warrants expire in October 2005.

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

NOTE 9 - NEGOTIATED SETTLEMENTS

During the quarter ended September 30, 2002, the Company entered into settlements with various vendors, which resulted in a gain on debt extinguishment of $112,932. In accordance with FASB Statement 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", which the Company adopted during the quarter ended September 30, 2002, this amount was included in other income and not as an extraordinary item because it did not meet the criteria in Opinion No. 30 for classification as an extraordinary item.

In connection with those settlements, the Company issued 30,000 warrants to acquired common stock at $0.75 to a vendor. The warrants expire in October 2005.

During the quarter ended September 30, 2001, the Company entered into a settlement with its landlord. The settlement resulted in a reduction to previously recorded restructuring charges of approximately $900,000. In addition, the Company entered into settlements with various vendors, which resulted in reductions to previously recorded general and administrative and sales and marketing expenses of $209,016, fixed assets of $37,264, and prior offering costs of $629,665.

NOTE 10 - BUSINESS RISKS AND SEGMENT DISCLOSURES

The Company's primary source of revenue is the licensing of Burst technology, and its success is largely dependent on this product. Changes in desirability of the product in the marketplace may significantly affect the Company's future operating results.

The Company operates in one segment and accordingly has provided only the required enterprise wide disclosure. The Company recognized no foreign revenues during the nine months ended September 30, 2002 and 2001.

The Company currently has two customers who are acting as resellers and use the Company's software in their business. One customer accounted for 100% of the Company's total revenue during the three months ended September 30, 2002. The two customers accounted for approximately 80%, and 20% respectively, of the Company's total revenue during the nine months ended September 30, 2002.

NOTE 11 - SUBSEQUENT EVENTS

In October 2002, the Company sold 2,252,250 shares of its common stock at $0.333 per share for total proceeds of $750,000 in private placements with accredited investors. Each two shares came with a warrant to purchase one share of the Company's common stock at a purchase price of $0.75 per share.

ITEM 2. Management's Discussion and Analysis or Plan of Operation.

The following discussion of the financial condition and results of operations of Burst.com, Inc. should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and the Notes thereto for the year ended December 31, 2001 included in the Company's Form 10-KSB.

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

Some of the matters discussed in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this quarterly report on Form 10-QSB, include forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "predicts," "potential," "continue," "expects," "anticipates," "future," "intends," "plans," "believes," and similar expressions. We have based these forward-looking statements on our current expectations, assumptions and projections about future events, including, among other things, our ability to attract financing; our ability to respond to technological challenges from competitors and our ability to obtain and expand market acceptance of the products we offer. These forward-looking statements involve risks and uncertainties that could cause our results to differ materially from those discussed. Actual results, levels of activity, performance, achievements and events may vary significantly from those implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, those described under the caption "Factors That May Impact Future Results" below and in our annual report on Form 10-KSB for the fiscal year ended December 31, 2001. These forward-looking statements are made as of the date of this report, and except as required under applicable securities law, we assume no obligation to update them or to explain the reasons why actual results may differ.

-	attracting financing;

-	delivering quality product that meets customer expectations;

-	obtaining and expanding market acceptance of the products we offer;

-	responding quickly to technological challenges from third parties;

-	forecasts of Internet usage and the size and growth of relevant markets;

-	rapid technological changes in our industry and relevant markets; and

-	competition in our market.

Introduction:

We believe that period-to-period comparisons of our operating results, including our revenues, costs of sales, gross margins, expenses, and capital expenditures may not necessarily provide meaningful results and should not be relied upon as indications of future performance. The Company does not believe that its historical growth rates are indicative of future growth or trends.

We believe that period-to-period comparisons of our operating results, including our revenues, cost of sales, gross margins, expenses, and capital expenditures may not necessarily provide meaningful results and should not be relied upon as indications of future performance. The Company does not believe that its historical growth rates are indicative of future growth or trends.

The Company has incurred significant losses since its inception, and as of September 30, 2002, it had an accumulated deficit of $61,251,052. There can be no assurance that the Company will achieve or sustain profitability and the Company believes that it will continue to incur net losses in 20023.

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

Results of Operations

Revenue recorded for the three and nine-month period ended September 30, 2002 was $40,300 and $150,650, respectively, versus $23,076 and $80,836 during the same periods in 2001. The revenue was due primarily to a licensing agreement with Eagle Wireless. The cost of revenue recorded for the quarter and nine month period ended September 30, 2002 was zero.

Research and development expenditures during the three and nine month periods ended September 30, 2002 were $zero and $13,540, respectively, as compared to $48,516 and $207,418 during the same period in 2001. The decrease resulted from personnel reductions and curtailment of new product development and testing. There was no significant amount of research and development that would qualify for capitalization under SFAS 86.

Sales and marketing expenses during the three and nine month periods ended September 30, 2002 were $6,791 and $6,791, as compared to $94,522 of income and $194,686 of expense during the same periods in 2001. The decrease was the result of staff reductions and curtailment of sales, support and product marketing activity The income in 2001 was due to the reversal of previously accrued charges as the result of negotiated settlements.

During the three and nine month periods ended September 30, 2002, general and administrative expenses were $158,474 and $533,441, respectively, as compared to $236,254 and $2,027,464 during the same periods in 2001. The decrease was primarily due to a continued size reduction and efficiencies in our operations, as well as termination of employees during 2001 as part of our restructuring.

Restructuring costs were $0 during the nine-months ended September 30, 2002 as compared to $2,053,972 during the same period in 2001 The 2001 restructuring costs resulted primarily from steep staff reductions and moving from the company's San Francisco office to the current office space in Santa Rosa, California. During that same period in 2001, we had income of $910,790 which was due to the reversal of accrued rent as a result of negotiations with a previous landlord.

Other income (expense), net, was $7,335 and $(224,703) for the three and nine month periods ended September 30, 2002, as compared to $(165,401)and $(771,886) during the same periods in 2001. During the third quarter of 2002, the company had a gain on debt extinguishments of $112,932, as a result of negotiated settlements with vendors.

The decrease in interest expense during the three and nine months periods ended September 30, 2002 is due to lower interest rates and lower non-cash interest expense resulting from amortization of the warrants..

During the third quarter of 2001, the company incurred $85,821 of income, mostly due to the sales of marketable securities and a cumulative loss of $401,112 during the nine months ended September 30, 2001, also due to the sale of marketable securities. There were no sales of marketable securities during 2002.

Liquidity and Capital Resources

The opinion of our independent certified public accountants on the audited financial statements for the year ended December 31, 2001 contained an explanatory paragraph regarding doubt about our ability to continue as a going concern.

Although we have been successful in our fundraising efforts to meet previous operating requirements, there can be no guarantee that we will be successful in future fundraising efforts. During the nine months ending September 30, 2002, we raised $350,000 in cash by issuing notes payable, and we raised an additional $70,000 through the sale of 233,333 shares of our common stock. We also raised $25,000 through the exercise of warrants, $100,000 from short term financing from a related party and we repaid $14,360 of loans. As September 30, 2002, we had cash reserves of approximately $7,058.

As of September 30, 2002, we had a working capital deficit of $1,281,556 as compared to a deficit of $2,629,844 at December 31, 2001. This $1,348,288 decrease is primarily the result of the extension of $1,310,000 of short-term notes to long term due January 15th, 2005.

Net cash used in operating activities totaled $529,694 during the nine months ended September 30, 2002, as compared to net cash used in operating activities of $1,862,981 during the nine months ended September 30, 2001. The decrease reflects reduced operating activities.

The Company is being represented in its pending litigation against Microsoft by 3 law firms. These law firms are providing this representation on a 100% contingency basis, including all court costs. We do not anticipate that the pursuit of its litigation will cause us to incur any additional costs.

Factors That May Impact Future Results

At the time of this report, we believe we have sufficient cash reserves and receivables necessary to meet forecast operating requirements through December 2003, without reliance on licensing revenue. The addition of licensing revenue would permit us to operate beyond December 2003.

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

ITEM 3: CONTROLS AND PROCEDURES

The Company's chief executive officer who is also the chief financial officer has evaluated the Company's disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and have concluded that, particularly in view of the Company's minimal operations and number of employees, as of September 30, 2002 those disclosure controls and procedures are effective.

There have been no changes in the Company's internal controls or in other factors known to the Company that could significantly affect these controls subsequent to their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

A complete copy of the complaint can be found on the company's web site: .=>www.burst.com.

The company is seeking damages to be determined by the court. There is no guarantee that the company will be successful in its pursuit of this lawsuit against Microsoft.

Subsequent to the filing of the lawsuit, the litigation has been assigned to District Judge J. Frederick Motz, United States District Court for the District of Maryland, the same judge presiding over pre-trial proceedings in the Sun Microsystems, and Netscape Communications Company cases against Microsoft. At a hearing in September 2002, and in a subsequent ruling Judge Motz ruled that both sides must have completed discovery and expert witness testimony and be ready for trial by mid- February 2004.

Item 2. Changes in Securities.

1. Since December 31, 2001, the company issued the following warrants, having a term of seven years, securities in conjunction with the loans made to the Company:

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

8. During the 3 months ending September 30, 2002, the company issued 25,000 shares of its common stock in conjunction with a consulting agreement.

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

Item 5. Other Information

1. On September 30, 2002, the company renegotiated notes with two secured investors resulting the extension of both notes, totaling $1,310,000. The notes, which were originally due on November 16, 2002, were changed to be due on January 15, 2005. In exchange, the company agreed to issue a total of 1, 082,645 warrants to purchase the company's stock at a price of $.75/share.

Item 6. Exhibits and Reports on Form 8-K.
(a)		Exhibits.
3.1

NoneArticles of Incorporation are incorporated herein by reference to Exhibit 3.1 to the Company's Form S-18 Registration Statement filed with the SEC under (No.33-35580-D) and as amended, by reference to Exhibit 3.3 to the Company's Form SB-2 Registration Statement filed with the SEC under (No.33-69914).

3.2

Bylaws are incorporated herein by reference to 3.2 to the Company's Form S-18 Registration Statement filed with the SEC under (No.33-35580-D) and as amended, by reference to Exhibit No. 3.2 to the Company's Form SB-2 Registration Statement filed with the SEC under (No.33-69914).

	4.1	Notes and Security Agreements are incorporated herein by reference to Exhibit 10.1 and 10.2 as filed with the SEC on the Company's 10-Q/A on December 24, 2001.
4.2

Warrants are incorporated herein by reference to Exhibit 10.3 as filed with the SEC on the Company's 10-Q/A on December 24, 2001,and by reference to Exhibit 4.6 and 4.7 as filed with the SEC with the Company's 10-K on April 15, 2002.

	99.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b)	Reports on Form 8-K.

Form 8-K, filed on June 19, 2002, announced that the company had filed a patent infringement and anti-trust lawsuit against software developer Microsoft, Inc. A copy of the complaint is attached to the 8-K filing.

Item 7. Subsequent Events.

1. On October 14, 2002, the company the company completed a round of equity financing in which it sold 2,252,252 shares of its common stock to a group of private investors at a price of $.333/share. In conjunction with this transaction, the company also issued a total of 1,126,126 warrants to purchase its common stock at a price of $.75/share. The company raised a total of $750,000 in this transaction.

2. On November 5, 2002, the Company's Board of Directors granted new options to the following individuals, in conjunction with their previous and continuing relationships and contributions to the company:

    500,000 options to the Company's CEO, at an exercise price of $.75 per share, expiring on April 28, 2008. 166,666 of these vest upon issuance and the balance of 333,334 will vest in equal monthly amounts of 18,519 over the subsequent 18 months.
    150,000 options to the Company's Vice President of Operations, at an exercise price of $.75 per share, expiring on April 28, 2008. 50,000 of these vest upon issuance and the balance of 100,000 will vest in equal monthly amounts of 5,556 over the subsequent 18 months.
    100,000 to each of the Company's outside Board Members, at an exercise price of $.75 per share, expiring on April 28, 2008. 33,333 of these vests for each individual upon issuance and the balance of 66,667 each will vest in equal monthly amounts of 3,704 over the subsequent 18 months.
SIGNATURES In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2002	BURST.COM, INC. By: /s/ Richard Lang ------------------------------ Richard Lang, Chairman and Chief Executive Officer

CERTIFICATION

I, Richard Lang, the Principal Executive Officer and Principal Financial Officer of Burst.com, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Burst.com;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	By:	/s/Richard Lang
Signature
Richard Lang Chief Executive Officer and Chief Financial Officer